Form 10-Q
period 1996-03-31
PAINEWEBBER PREFERRED YIELD FUND L P
filed 1996-05-22
CIK 859176

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1996
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________to________________

Commission file number      0-19166

                     PaineWebber Preferred Yield Fund, L.P.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)




           Delaware                                           84-1130506
 ------------------------                              ----------------------
  (State of organization)                                    (IRS Employer)
                                                         (Identification  No.)



7175 West Jefferson Avenue
        Suite 3000
    Lakewood, Colorado                                            80235
    ------------------                                       --------------
   (Address of principal                                       (Zip Code)
    executive offices)


              Registrant's telephone number, including area code  (303) 980-1000


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No______.

                     PaineWebber Preferred Yield Fund, L.P.
                     Quarterly Report on Form 10-Q for the
                          Quarter Ended March 31, 1996

                               Table of Contents


                                                                                              Page
                                                                                              ----

Part I.          FINANCIAL INFORMATION

                 Item 1.   Financial Statements (unaudited)                                      2

                           Balance Sheets - March 31, 1996 and
                           December 31, 1995                                                     2

                           Statements of Income for the three months
                           ended March 31, 1996 and 1995                                         3

                           Statements of Partners' Equity for the three
                           months ended March 31, 1996 and 1995                                  4

                           Statements of Cash Flows for the three months
                           ended March 31, 1996 and 1995                                         5

                           Notes to Financial Statements                                         7

                 Item 2.   Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                         10

  Part II.       OTHER INFORMATION

                 Item 1.   Legal Proceedings                                                    13
                 Item 6.   Exhibits and Reports on Form 8-K                                     14



                         Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

             BALANCE SHEETS --MARCH 31, 1996 AND DECEMBER 31, 1995
                                  (unaudited)

                                                                      1996                  1995
                                                                      ----                  ----
                                      ASSETS
                                      ------
  Cash and cash equivalents                                        $ 6,155,178          $ 9,235,759
  Rent and other receivables, net                                      576,755              837,380
  Equipment held for sale or lease, net of
    accumulated depreciation of
    $864,364 and $847,848 at 1996 and
    1995 and allowances for losses of
    $180,222 and $152,227 at 1996 and 1995                              23,719               56,395
  Net investment in direct financing leases                          3,494,671            3,527,277
  Equipment on operating leases, net of
    accumulated depreciation of $30,063,729
    in 1996 and $29,400,612 in 1995 and
    allowance for losses of $580,034 in
    1996 and $724,212 in 1995                                       40,492,160           39,625,794
  Other assets, net                                                     17,920               19,406
                                                                   -----------          -----------
      Total assets                                                 $50,760,403          $53,302,011
                                                                   ===========          ===========


                                    LIABILITIES AND PARTNERS' EQUITY
                                    --------------------------------
  LIABILITIES:
    Prepaid rent                                                   $10,611,541          $11,124,724
    Accounts payable and accrued liabilities                           738,066              531,458
    Payable to affiliates (Note 2)                                     657,856              639,846
    Interest payable                                                    18,760               22,288
    Deferred rental income and deposits                                832,557              911,517
    Distributions payable to partners                                1,239,806            1,211,123
    Discounted lease rentals                                         4,153,418            4,747,859
                                                                    ----------           ----------
      Total liabilities                                             18,252,004           19,188,815
                                                                    ----------           ----------

  Commitments and contingencies (Notes 2,3 And 4)

  PARTNERS' EQUITY:
    General Partners                                                 1,532,207            1,612,447
    Limited Partners:
      Class A (142,128 Units outstanding)                           27,083,642           28,417,629
      Class B                                                        3,892,550            4,083,120
                                                                   -----------          -----------
         Total Partners' equity                                     32,508,399           34,113,196
                                                                   -----------          -----------
           Total liabilities and partners' equity                  $50,760,403          $53,302,011
                                                                   ==-========          ===========

      The accompanying notes are an integral part of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                              STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (unaudited)


                                                                       1996                 1995
                                                                       ----                 ----
REVENUE:
   Rentals from operating leases                                    $3,695,584           $4,349,485
   Direct financing lease income                                       155,110              119,633
   Gain on sale of equipment                                           333,780               11,804
   Interest                                                            103,475               47,585
                                                                    ----------           ----------
                                                                     4,287,949            4,528,507
                                                                    ----------           ----------

EXPENSES:
   Depreciation and amortization                                     2,397,452            3,203,496
   Provision for losses                                                 75,000              150,000
   Management  and disposition fees (Note 2)                           168,452              156,270
   General and administrative (Note 2)                                  61,125               67,172
   Interest                                                            322,382               69,972
                                                                    ----------           ----------
                                                                     3,024,411            3,646,910
                                                                    ----------           ----------

NET INCOME                                                          $1,263,538           $  881,597
                                                                    ==========           ==========

NET INCOME ALLOCATED:
   To the General Partners                                          $   63,177           $  207,467
   To the Class A Limited Partners                                   1,153,253              630,655
   To the Class B Limited Partner                                       47,108               43,475
                                                                    ----------           ----------
                                                                    $1,263,538           $  881,597
                                                                    ==========           ==========

NET INCOME PER WEIGHTED AVERAGE
   NUMBER OF UNITS OF CLASS A LIMITED
   PARTNER INTEREST OUTSTANDING                                     $    8.11            $     4.44
                                                                    =========            ==========


WEIGHTED AVERAGE NUMBER OF
   UNITS OF CLASS A LIMITED PARTNER
   INTEREST OUTSTANDING                                                142,128              142,128
                                                                    ==========           ==========





                  The accompanying notes are an integral part
                         of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (unaudited)



                                                          Class A       Class B
                                         General          Limited       Limited
                                         Partners         Partners      Partner          Total
                                         --------         --------      -------          -----
Balance, January 1, 1996                $1,612,447      $28,417,629     $4,083,120     $34,113,196

    Net income                              63,177        1,153,253         47,108       1,263,538

    Distributions declared                (143,417)      (2,487,240)      (237,678)     (2,868,335)
                                        ----------      -----------     ----------     -----------

Balance, March 31, 1996                 $1,532,207      $27,083,642     $3,892,550     $32,508,399
                                        ==========      ===========     ==========      ==========


Balance, January 1, 1995                $1,453,727      $35,219,952     $4,955,772     $41,629,451

    Net income                             207,467          630,655         43,475         881,597

    Distributions declared                (143,417)      (2,487,240)      (237,678)     (2,868,335)
                                        ----------      -----------     ----------     -----------

Balance, March 31, 1995                 $1,517,777      $33,363,367     $4,761,569     $39,642,713
                                        ==========      ===========     ==========      ==========





                  The accompanying notes are an integral part
                         of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                (unaudited)

                                                                                 1996               1995
                                                                                 ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $ 1,263,538         $   881,597
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                             2,397,452           3,203,496
      Provision for losses                                                         75,000             150,000
      Gains on sale of equipment, net                                            (333,780)            (11,804)
      Change in assets and liabilities:
         Rent and other receivables                                               260,625             217,321
         Accounts payable and accrued liabilities                                 133,856             (43,829)
         Payable to affiliates                                                     15,827             194,379
         Interest payable                                                          (3,528)             (2,698)
         Deferred rental income and deposits                                      (78,960)             38,353
         Prepaid rent                                                            (513,183)               --
         Other assets                                                               1,486                --
                                                                              -----------         -----------
           Net cash provided by operating activities                            3,218,333           4,626,815
                                                                              -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Recovery of investment in direct financing leases                               280,932             218,197
  Proceeds from sale of equipment and other                                       592,104             422,172
  Purchase of equipment on operating leases (Note 2)                           (3,721,880)           (131,328)
  Investment in direct financing leases (Note 2)                                  (90,912)           (847,164)
  Accounts payable arising from equipment purchase                                 72,752                --
  Payable to affiliates arising from equipment purchase                             2,183                --
                                                                              -----------         -----------
    Net cash used in investing activities                                      (2,864,821)           (509,041)
                                                                              -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of discounted lease rentals                                          (594,441)           (527,739)
  Cash distributions paid to partners                                          (2,839,652)         (2,868,335)
                                                                              -----------         -----------
    Net cash used in financing activities                                      (3,434,093)         (3,396,074)
                                                                              -----------         -----------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                                         (3,080,581)          1,739,782

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                           9,235,759           3,870,361
                                                                              ===========         ===========


                     The accompanying notes are an integral
                      part of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (unaudited)

                                                                                  1996               1995
                                                                                  ----               ----
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                                $6,155,178         $5,610,143
                                                                               ==========         ==========

  Supplemental schedule of cash flow information:
    Interest paid                                                              $  325,910         $   72,470
                                                                               ==========         ==========

NON CASH TRANSACTIONS
  Equipment subject to operating leases
    converted to direct financing leases at renewal                               157,414               --
                                                                               ==========         ==========
  Distributions declared but not paid to partners                               1,239,806          1,211,123
                                                                               ==========         ==========





                  The accompanying notes are an integral part
                         of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                  (unaudited)

1.       GENERAL

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of the General Partners, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1995 has been derived from the audited financial statements included in the Partnership's Annual Report on Form 10-K. For further information, refer to the financial statements of PaineWebber Preferred Yield Fund, L.P. (the "Partnership"), and the related notes, included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, previously filed with the Securities and Exchange Commission.

2.       TRANSACTIONS WITH AFFILIATES

         Acquisition Fees During the quarter ended March 31, 1996, the Partnership acquired equipment on an all cash basis from CAII, an affiliate of the Managing General Partner, for purchase prices aggregating $2,269,732 (excluding acquisition fees). The purchase prices of the equipment acquired from CAII was equal to the lesser of the adjusted cost of the equipment or the appraised value of the equipment at the time of its acquisition by the Partnership. The adjusted cost of the equipment was equal to the price paid by CAII, plus the cost of an appraisal, CAII's cost of interim financing for the equipment and any taxes paid by CAII, less certain interim rentals received by CAII with respect to the equipment. The Partnership also acquired leased equipment directly from third parties for purchase prices aggregrating $1,432,383, excluding acquisition fees. The Managing General Partner receives a fee equal to 3.0% of the purchase price of equipment purchased with reinvested Partnership income as compensation for evaluating, selecting, negotiating and consummating the acquisition of the equipment. The Managing General Partner earned $110,677 of acquisition fees attributable to the acquisition of equipment during the three months ended March 31, 1996.

         Management Fees The General Partners receive a quarterly fee in an amount equal to 2.0% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement, and 5.0% of gross rentals for other leases (payable 55% to the Managing General Partner and 45% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $151,547 were earned by the General Partners with respect to the rental revenues earned by the Partnership during the three months ended March 31, 1996.

         Disposition Fees The Managing General Partner is entitled to receive a subordinated disposition fee in an amount equal to the lesser of (i) 50% of the fee that would be charged by an unaffiliated party, or (ii) 3% of the gross contract price relating to each sale of equipment as compensation for negotiating and consummating sales of equipment. Subordinated disposition fees of $16,905 are payable to the Managing General Partner with respect to dispositions which occurred during the three months ended March 31, 1996. These fees, which were charged to operations, are not currently payable since their payment is subordinated to the Class A Limited Partners receiving cash distributions equal to their capital contributions, plus an 8% annual cumulative return (as defined in the Partnership Agreement). Cumulative disposition fees payable at March 31, 1996 totaled $359,566.

         Accountable General and Administrative Expenses The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. Such reimbursable expenses, all of which were paid to the Managing General Partner, amounted to $6,250 during the three months ended March 31, 1996.

3.       LITIGATION

         In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated sale and sponsorship of various limited Partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group, Inc. (together, "PaineWebber"), among others, by allegedly dissatisfied Partnership investors. In March 1995, after the actions were consolidated under the title In re: PaineWebber Limited Partnerships Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including the Administrative General Partner of the Partnership.

         The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in the Partnership, PaineWebber and the Administrative General Partner (1) failed to provide adequate disclosure of the risks involved with each Partnership; (2) made false and misleading representations about the safety of the investments and the partnership's anticipated performance; and (3) marketed the partnerships to investors for whom such investments were not suitable. The plaintiffs also alleged that following the sale of the Partnership investments PaineWebber and the Administrative General Partner misrepresented financial information about the partnership's value and performance. The amended complaint alleged that PaineWebber and the Administrative General Partner violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

         On May 30, 1995, the US District Court certified class action treatment of the plaintiffs' claims in the class action entitled, In re:
PaineWebber Limited Partnerships Litigation.

         In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to unitholders in the Partnership.

         In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited Partnership interests. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages.

         Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber and its affiliates, including the Administrative General Partner, could be entitled to indemnification from the Partnership for expenses and liabilities in connection with this litigation. The General Partners are unable to determine the amount, if any of the impact of these actions on the Partnership's financial statements taken as a whole.

4.       PREPAYMENT OF LEASES

         On December 11, 1995, the Partnership entered into a lease (Master Lease) with an unaffiliated third party (Master Lessee) for a term of approximately 110 months. Under the terms of the Master Lease, the Partnership assigned to the Master Lessee certain economic rights to certain user leases (with remaining lease terms ranging from 10 to 55 months) originally acquired by the Partnership for purchase prices aggregating $13,879,929 (including related acquisition fees) (Master Lease Equipment) and which represented future minimum lease rentals under non-cancelable leases totaling $7,563,186. The Master Lessee prepaid ("Prepayment of Leases"), on a discounted basis at a rate of 8.25%, the rent due to the Partnership under the Master Lease in the amount of $11,257,741 of which $10,611,541 and $11,124,724 remained outstanding at March 31, 1996 and December 31, 1995, respectively. The Prepayment of Leases is carried as prepaid rent on the balance sheets at such dates and is accounted for as a financing. The Master Lease term exceeds the related original user lease terms. Additionally, at the inception of the Master Lease the amount of the Prepayment of the Master Lease approximated the aggregate of the remaining rental payments due under the user leases and the residual (salvage) value estimates for the equipment subject to the user leases. The Partnership does not have any economic obligations relating to the equipment subject to the Master Lease until such equipment is returned upon the expiration of the Master Lease. Upon expiration of the Master Lease, the economic benefits of all equipment (Master Lease equipment) still being leased by third parties as well as a portion of the residual value of such equipment based upon a formula will revert to the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

         The Partnership purchased $ 3,812,792 of additional equipment (inclusive of related acquisition fees) pursuant to the reinvestment program during the three months ended March 31, 1996 ("1996 Quarter"). Equipment purchased pursuant to the reinvestment program from the inception of the Partnership through March 31, 1996 totaled $ 65,037,687. Cash available for reinvestment at March 31, 1996 totaled approximately $4,900,000 which was fully committed for acquisition. Upon the completion of the expenditure of the committed funds, the Partnership's reinvestment phase will end and no additional leased equipment will be purchased, other than upgrades to existing equipment as necessary.

         Proceeds from equipment sales totaled approximately $ 563,000 during the three months ended March 31, 1996. The equipment sold during the three months ended March 31, 1996 had been purchased for original purchase prices aggregating approximately $1,745,000.

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners or its reinvestment in additional equipment (the commitment period for which ended March 31, 1996) in short-term highly liquid investments.

         Rent and other receivables, net of the allowance for doubtful accounts, decreased $260,625, from $837,380 at December 31, 1995 to $576,755 at March 31, 1994 March 31, 1996, due principally to continued collection efforts.

         Deferred rental income and deposits decreased $78,960 from $911,517 at December 31, 1995 to $832,557 at March 31, 1994 March 31, 1996. The principal portion of this decrease was attributable to a slight increase in the amount of rental payments received during the last week of the current quarter which were due on the first day of the succeeding quarter.

         During the 1996 Quarter, the Partnership declared distributions of cash flow received from operations and cash from sales in the aggregate amount of $ 2,868,335. The distributions declared for the 1996 Quarter were at an annualized distribution rate of 14% of contributed capital to the Class A Limited Partners and an annualized distribution of 11% of contributed capital to the Class B Limited Partner. The Administrative General Partner did not receive its share of the fourth Quarter distribution payable in January 1996. A substantial portion of each distribution constitutes a return of capital. Distributions will be determined based upon cash flow and obligations. The Partnership anticipates being able to maintain the current distribution rate for the next several quarters. Beginning in the second quarter of 1996, the Partnership has entered into the Liquidation Stage and will no longer commit to new equipment purchases. Distribution rates will be determined based upon cash flow from leases, equipment sales and cash obligations.

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 54% of the 14% annualized cash distributions to the Class A Limited Partners for the three months ended

March 31, 1996 constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 68% of the cash distributions paid to the Class A Limited Partners from inception of the Partnership through March 31,March 31, 1996 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of the equipment after initial lease terms expire) have been realized.


LITIGATION

         There is a purported class action lawsuit in which the Administrative General Partner and affiliates of the Administrative General Partner, amongst others, are defendants. Allegations include lack of adequate disclosure in sales materials, false and misleading representations and sales to unsuitable investors. The lawsuit alleges the Administrative General Partner and its affiliates violated the Racketeer Influenced and Corrupt Organizations Act and the federal securities laws. The Plaintiffs seek unspecified damages. The General Partners believe these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.


RESULTS OF OPERATIONS

         Substantially all of the Partnership's revenue and cashflow during the 1996 Quarter was generated from the leasing of the Partnership's equipment to unaffiliated third parties under triple net leases. The balance of the Partnership's cashflow consisted of proceeds from the sale of equipment and interest income from temporary investments.

         Under the terms of the triple net leases, substantially all of the expenses related to the ownership and operation of the equipment are paid for by the lessees. For equipment subject to operating leases, the Partnership records depreciation expense pertaining to the equipment and related management fees. The Partnership also records general and administrative expenses consisting primarily of warehouse costs, investor reporting expenses and transfer agent and audit fees as well as interest expenses incurred in connection with discounted transactions.

         The Partnership performs ongoing assessments of the likelihood of lessee defaults on existing leases and the effect that any such defaults may have on the collectability of the Partnership's recorded accounts receivable, and the recoverability of recorded equipment residual values based on independent and internal evaluations of the estimated future value of equipment. Provisions for losses are recorded when it is determined that it is probable that the value of a recorded asset has declined on an other than temporary basis.

1996 Compared to 1995

         The Partnership's net income was $1,263,538 in the 1996 Quarter as compared to net income of $881,597 for the quarter ended March 31, 1995 ("1995 Quarter"). Net income was higher in 1996 as compared to 1995 principally because depreciation decreased by a higher amount than rental income and because gains on sale or disposition of equipment increased in the 1996 Quarter compared to the 1995 Quarter. Both of these variances in results were caused by allowances for losses provided in prior years which reduced the depreciable bases of certain equipment.

         Rentals from operating leases declined by approximately 15% or $653,901 in the 1996 Quarter as compared to the 1995 Quarter, due to the continued sale of equipment upon the scheduled expiration of leases subsequent to the 1995 Quarter partially offset by the rentals from equipment purchased subsequent to the 1995 Quarter.

         As discussed above, the Partnership performs ongoing assessments of recorded equipment residual values based on actual sales of similar equipment and other evaluations of estimated future equipment values and provides for losses when the value of the equipment has been impaired on an other than temporary basis. Based upon such assessments, the Partnership recorded provision for losses totaling $75,000 in the 1996 Quarter as compared to $150,000 during the 1995 Quarter.

         Depreciation and amortization expense decreased by approximately 25% or $806,044 in the 1996 Quarter as compared to the 1995 Quarter, principally due to provisions for losses (reflecting other than temporary impairment to the value of the related equipment) recognized during 1995 which reduced the depreciable bases in certain equipment.

         Management and disposition fees incurred during the 1996 Quarter increased by 8% or $12,182 in comparison to the 1995 Quarter. Subordinated disposition fees were $16,905 in the 1996 Quarter as compared to $11,629 in the 1995 Quarter (an increase of $5,276) as a result of an increase in proceeds from sales of equipment. Management fees increased 5% or $6,906 in the 1996 Quarter as compared to the 1995 Quarter based upon the leases in place (and related fee structures) in the respective periods.

         General and administrative expenses incurred during the 1996 Quarter decreased by approximately 9% or $6,047 in comparison to the 1995 Quarter primarily due to a decrease in accounting related expenses.

         Interest expense incurred during the 1996 Quarter increased substantially in the 1996 Quarter as compared to the 1995 Quarter. Interest expense is composed of two components; (i) interest expense incurred in connection with the discounting of certain leases with unaffiliated lenders and
(ii) interest incurred in connection with the application of the prepaid rent received pursuant to the Master Lease transaction. For accounting purposes, the prepaid rent is treated as a financing. Income is recognized ratably over the terms of the leases and the related interest is charged to operations. The Master Lease was not in place in the 1995 Quarter.

                          Part II.  OTHER INFORMATION

Item 1.    Legal Proceedings

         In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group, Inc. (together, "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re:
PaineWebber Limited Partnerships Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including the Administrative General Partner of the Partnership.

         The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in the Partnership, PaineWebber and the Administrative General Partner (1) failed to provide adequate disclosure of the risks involved with each partnership; (2) made false and misleading representations about the safety of the investments and the partnership's anticipated performance; and (3) marketed the partnerships to investors for whom such investments were not suitable. The plaintiffs also alleged that following the sale of the partnership investments PaineWebber and the Administrative General Partner misrepresented financial information about the partnership's value and performance. The amended complaint alleged that PaineWebber and the Administrative General Partner violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

         On May 30, 1995, the US District Court certified class action treatment of the plaintiffs' claims in the class action entitled, In re:
PaineWebber Limited Partnerships Litigation.

         In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to unitholders in the Partnership.

         In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages.

         Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber and its affiliates, including the Administrative General Partner, could be entitled to indemnification from the Partnership for expenses and liabilities in connection with this litigation. The General Partners are unable to determine the impact, if any, of these actions on the Partnership's financial statements taken as a whole.


Item 6.    Exhibits and Reports on Form 8-K

           (a)   None.

           (b) The Partnership did not file any reports on Form 8-K during the first quarter of the fiscal year ending December 31, 1996.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        PaineWebber Preferred Yield Fund, L.P.   (Registrant)

                        By:     General Equipment Management, Inc.
                                A General Partner

Date:  May 14, 1996     By:     /s/Joseph P. Ciavarella
                                --------------------------------
                                Joseph P. Ciavarella
                                Vice President, Treasurer
                                and Chief Financial
                                and Accounting Officer

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        PaineWebber Preferred Yield Fund, L.P.  (Registrant)

                        By:     General Equipment Management, Inc.
                                A General Partner

Date:  May 14, 1996     By:
                              ______________________________
                              Joseph P. Ciavarella
                              Vice President, Treasurer
                              and Chief Financial
                              and Accounting Officer

                                EXHIBIT INDEX
                                -------------


                 Exhibit 27          Financial Data Schedule