Form 10-Q
period 1996-06-30
PAINEWEBBER PREFERRED YIELD FUND L P
filed 1996-08-14
CIK 859176

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 0-19166

                     PaineWebber Preferred Yield Fund, L.P.
             (Exact name of registrant as specified in its charter)



          Delaware                                          84-1130506
  (State of organization)                                 (IRS Employer)
                                                        (Identification No.)



7175 West Jefferson Avenue
         Suite 3000
     Lakewood, Colorado                                       80235
    (Address of principal                                   (Zip Code)
     executive offices)

        Registrant's telephone number, including area code (303) 980-1000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

                     PaineWebber Preferred Yield Fund, L.P.
                      Quarterly Report on Form 10-Q for the
                           Quarter Ended June 30, 1996

                                Table of Contents


                                                                       Page
                                                                       ----

Part I. FINANCIAL INFORMATION

        Item 1. Financial Statements (unaudited)                         2

                Balance Sheets - June 30, 1996 and
                December 31, 1995                                        2

                Statements of Income for the three months
                ended June 30, 1996 and 1995                             3

                Statements of Income for the six months
                ended June 30, 1996 and 1995                             4

                Statements of Partners' Equity for the six
                months ended June 30, 1996 and 1995                      5

                Statements of Cash Flows for the six months
                ended June 30, 1996 and 1995                             6

                Notes to Financial Statements                            7

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations           12

Part II. OTHER INFORMATION

        Item 1. Legal Proceedings                                       15
        Item 6. Exhibits and Reports on Form 8-K                        16



                         Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

              BALANCE SHEETS --JUNE 30, 1996 AND DECEMBER 31, 1995
                                   (unaudited)

                                                                                1996             1995
                                                                            -----------      -----------
                                     ASSETS

Cash and cash equivalents                                                   $ 4,210,173      $ 9,235,759
Rent and other receivables, net                                                 419,809          837,380
Equipment held for sale or lease, net of accumulated
  depreciation of $425,210
  and $847,848 at 1996 and 1995 and allowances for losses of
  $36,118 and $152,227 at 1996 and 1995                                         151,627           56,395
Net investment in direct financing leases                                     3,385,962        3,527,277
Equipment on operating leases, net of
  accumulated depreciation of $31,630,759
  in 1996 and $29,400,612 in 1995 and
  allowance for losses of $480,422 in
  1996 and $724,212 in 1995                                                  38,985,925       39,625,794
Other assets, net                                                                17,617           19,406
                                                                            -----------      -----------
    Total assets                                                            $47,171,113      $53,302,011
                                                                            ===========      ===========

                     LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
  Prepaid rent                                                              $10,049,298      $11,124,724
  Accounts payable and accrued liabilities                                      339,966          531,458
  Payable to affiliates (Note 2)                                                661,373          639,846
  Interest payable                                                               15,300           22,288
  Deferred rental income and deposits                                           876,947          911,517
  Distributions payable to partners                                           1,268,489        1,211,123
  Discounted lease rentals                                                    3,623,171        4,747,859
                                                                            -----------      -----------
    Total liabilities                                                        16,834,544       19,188,815
                                                                            -----------      -----------

Commitments and contingencies (Notes 2,3 and 4)

PARTNERS' EQUITY:
  General Partners                                                            1,423,615        1,612,447
  Limited Partners:
    Class A (142,128 Units outstanding)                                      25,278,308       28,417,629
    Class B                                                                   3,634,646        4,083,120
                                                                            -----------      -----------
      Total Partners' equity                                                 30,336,569       34,113,196
                                                                            -----------      -----------
      Total liabilities and partners' equity                                $47,171,113      $53,302,011
                                                                            ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                              STATEMENTS OF INCOME

                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (unaudited)


                                                                             1996            1995
                                                                          ----------      -----------
REVENUE:
    Rentals from operating leases                                         $3,609,797      $ 3,966,778
    Direct financing lease income                                            222,361           97,952
    Gain (loss) on sales and dispositions of equipment, net                   73,349          (18,107)
    Interest                                                                  67,832           63,738
    Other                                                                       --            135,530
                                                                          ----------      -----------
                                                                           3,973,339        4,245,891
                                                                          ----------      -----------

EXPENSES:
    Provision for loss                                                       300,000             --
    Depreciation and amortization                                          2,352,813        2,722,318
    Management  and disposition fees (Note 2)                                160,348          204,519
    General and administrative (Note 2)                                      200,552           66,620
    Interest                                                                 263,121           61,517
                                                                          ----------      -----------
                                                                           3,276,834        3,054,974
                                                                          ----------      -----------

NET INCOME                                                                $  696,505      $ 1,190,917
                                                                          ==========      ===========

NET INCOME ALLOCATED:
    To the General Partners                                               $   34,825      $   287,582
    To the Class A Limited Partners                                          681,906          836,657
    To the Class B Limited Partner                                           (20,226)          66,678
                                                                          ----------      -----------
                                                                          $  696,505      $ 1,190,917
                                                                          ==========      ===========

NET INCOME PER WEIGHTED AVERAGE
    NUMBER OF UNITS OF CLASS A LIMITED
    PARTNER INTEREST OUTSTANDING                                          $     4.80      $      5.88
                                                                          ==========      ===========


WEIGHTED AVERAGE NUMBER OF
    UNITS OF CLASS A LIMITED PARTNER
    INTERESTS OUTSTANDING                                                    142,128          142,128
                                                                          ==========      ===========


   The accompanying notes are an integral part of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                              STATEMENTS OF INCOME

                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (unaudited)

                                                                             1996             1995
                                                                          ----------      -----------

REVENUE:
    Rentals from operating leases                                         $7,305,381      $ 8,316,263
    Direct financing lease income                                            377,471          217,585
    Gain (loss)on sales and dispositions of equipment, net                   407,129           (6,303)
    Interest                                                                 171,307          111,323
    Other                                                                       --            135,530
                                                                          ----------      -----------
                                                                           8,261,288        8,774,398
                                                                          ----------      -----------

EXPENSES:
    Depreciation and amortization                                          4,750,265        5,925,814
    Provision for losses                                                     375,000          150,000
    Management  and disposition fees (Note 2)                                328,800          360,789
    General and administrative (Note 2)                                      261,677          133,792
    Interest                                                                 585,503          131,489
                                                                          ----------      -----------
                                                                           6,301,245        6,701,884
                                                                          ----------      -----------

NET INCOME                                                                $1,960,043      $ 2,072,514
                                                                          ==========      ===========

NET INCOME ALLOCATED:
    To the General Partners                                               $   98,002      $   495,049
    To the Class A Limited Partners                                        1,835,159        1,467,312
    To the Class B Limited Partner                                            26,882          110,153
                                                                          ----------      -----------
                                                                          $1,960,043      $ 2,072,514
                                                                          ==========      ===========

NET INCOME PER WEIGHTED AVERAGE
    NUMBER OF UNITS OF CLASS A LIMITED
    PARTNER INTEREST OUTSTANDING                                          $    12.91      $     10.32
                                                                          ==========      ===========


WEIGHTED AVERAGE NUMBER OF
    UNITS OF CLASS A LIMITED PARTNER
    INTERESTS OUTSTANDING                                                    142,128          142,128
                                                                          ==========      ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (unaudited)


                                                             Class A        Class B
                                            General          Limited        Limited
                                           Partners         Partners        Partner          Total
                                          ----------       -----------     ----------     -----------

Balance, January 1, 1996                  $1,612,447       $28,417,629     $4,083,120     $34,113,196

     Net income                               98,002         1,835,159         26,882       1,960,043

     Distributions declared                 (286,834)       (4,974,480)      (475,356)     (5,736,670)
                                          ----------       -----------     ----------     -----------

Balance, June 30, 1996                    $1,423,615       $25,278,308     $3,634,646     $30,336,569
                                          ==========       ===========     ==========     ===========


Balance, January 1, 1995                  $1,453,727       $35,219,952     $4,955,772     $41,629,451

     Net income                              495,049         1,467,312        110,153       2,072,514

     Distributions declared                 (286,834)       (4,974,480)      (475,356)     (5,736,670)
                                          ----------       -----------     ----------     -----------

Balance, June 30, 1995                    $1,661,942       $31,712,784     $4,590,569     $37,965,295
                                          ==========       ===========     ==========     ===========














                   The accompanying notes are an integral part
                         of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                            STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (unaudited)

                                                                                                   1996                     1995
                                                                                               -----------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                  $ 1,960,043              $ 2,072,514
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                                             4,750,265                5,925,814
       Provision for losses                                                                        375,000                  150,000
       (Gain) loss on sales and disposition of equipment, net                                     (407,129)                   6,303
       Change in assets and liabilities:
         Rent and other receivables                                                                417,571                   23,681
         Accounts payable and accrued liabilities                                                 (191,492)                (128,887)
         Payable to affiliates                                                                      21,527                  365,175
         Interest payable                                                                           (6,988)                  (5,094)
         Deferred rental income and deposits                                                       (34,570)                  40,790
         Prepaid rent                                                                           (1,075,426)                    --
                                                                                               -----------              -----------
           Net cash provided by operating activities                                             5,808,801                8,450,296
                                                                                               -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Recovery of investment in direct financing leases                                               943,559                  756,604
   Proceeds from sale of equipment                                                                 953,013                2,015,934
   Purchase of equipment on operating leases (Note 2)                                           (5,834,856)              (4,948,495)
   Investment in direct financing leases (Note 2)                                                  (90,912)                    --
                                                                                               -----------              -----------
     Net cash used in investing activities                                                      (4,029,196)              (2,175,957)
                                                                                               -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of discounted lease rentals                                                        (1,124,688)              (1,070,234)
   Cash distributions paid to partners                                                          (5,680,503)              (5,736,670)
                                                                                               -----------              -----------
     Net cash used in financing activities                                                      (6,805,191)              (6,806,904)
                                                                                               -----------              -----------

NET DECREASE IN CASH
   AND CASH EQUIVALENTS                                                                         (5,025,586)                (532,565)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                                           9,235,759                3,870,361
                                                                                               -----------              -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $ 4,210,173              $ 3,337,796
                                                                                               ===========              ===========

Supplemental schedule of cash flow information:
   Interest paid                                                                               $   592,491              $   136,583
                                                                                               ===========              ===========




                   The accompanying notes are an integral part
                         of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                            STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (unaudited)


                                                                                                  1996                     1995
                                                                                               -----------              -----------

NON CASH TRANSACTIONS

   Equipment subject to operating leases
     converted to direct financing leases at renewal                                           $   656,282              $      --
                                                                                               ===========              ===========
   Distributions declared but not paid to partners                                             $ 1,268,489              $ 1,211,123
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

                                  JUNE 30, 1996
                                   (unaudited)

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

2.   TRANSACTIONS WITH AFFILIATES


     Acquisition Fees During the six months ended June 30, 1996, the Partnership acquired equipment on an all cash basis from CAII, an affiliate of the Managing General Partner, for purchase prices aggregating $2,521,742 (excluding acquisition fees) of which $252,010 was purchased during the quarter ended June 30, 1996. The purchase prices of the equipment acquired from CAII was equal to the lesser of the adjusted cost of the equipment or the appraised value of the equipment at the time of its acquisition by the Partnership. The adjusted cost of the equipment was equal to the price paid by CAII, plus the cost of an appraisal, CAII's cost of interim financing for the equipment and any taxes paid by CAII, less certain interim rentals received by CAII with respect to the equipment. The Partnership also acquired leased equipment directly from third parties for purchase prices aggregating $3,231,806, excluding acquisition fees of which $1,799,423 was purchased during the quarter ended June 30, 1996. The Managing General Partner receives a fee equal to 3.0% of the purchase price of equipment purchased with reinvested Partnership income as compensation for evaluating, selecting, negotiating and consummating the acquisition of the equipment. The Managing General Partner earned $61,543 and $172,220 of acquisition fees attributable to the acquisition of equipment during the quarter and six months ended June 30, 1996, respectively.


     Management Fees The General Partners receive a quarterly fee in an amount equal to 2.0% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement, and 5.0% of gross rentals for other leases (payable 55% to the Managing General Partner and 45% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $147,868 and $299,415 were earned by the General Partners with respect to the rental revenues earned by the Partnership during the quarter and six months ended June 30, 1996.

     Disposition Fees The Managing General Partner is entitled to receive a subordinated disposition fee in an amount equal to the lesser of (i) 50% of the fee that would be charged by an unaffiliated party, or (ii) 3% of the gross contract price relating to each sale of equipment as compensation for negotiating and consummating sales of equipment. Subordinated disposition fees of $12,480 and $29,385 are payable to the Managing General Partner with respect to dispositions which occurred during the quarter and six months ended June 30, 1996, respectively. These fees, which were charged to operations, are not currently payable since their payment is subordinated to the Class A Limited Partners receiving cash distributions equal to their capital contributions, plus an 8% annual cumulative return (as defined in the Partnership Agreement). Cumulative disposition fees payable at June 30, 1996 totaled $372,046.

     Accountable General and Administrative Expenses The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. Such reimbursable expenses, all of which were paid to the Managing General Partner, amounted to $12,500 during the six months ended June 30, 1996.

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

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York ("District Court") to be used to resolve the litigation. On July 17, 1996, the District Court granted preliminary approval of the proposed settlement of the class action litigation. As a part of the class action settlement, PaineWebber agreed to pay $125 million and additional consideration to class members. The order entered by the District Court provides for notice to be mailed to class members and schedules a final hearing on the proposed settlement for October 25, 1996.

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

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber and its affiliates, including the Administrative General Partner, could be entitled to indemnification from the Partnership for expenses and liabilities in connection with the Abbate litigation. The General Partners are unable to determine the amount, if any of the impact of these actions on the Partnership's financial statements taken as a whole.

4.   PREPAYMENT OF LEASES

     On December 11, 1995, the Partnership entered into a lease (Master Lease) with an unaffiliated third party (Master Lessee) for a term of approximately 110 months. Under the terms of the Master Lease, the Partnership assigned to the Master Lessee certain economic rights to certain user leases (with remaining lease terms ranging from 10 to 55 months) originally acquired by the Partnership for purchase prices aggregating $13,879,929 (including related acquisition fees) (Master Lease Equipment) and which represented future minimum lease rentals under non-cancelable leases totaling $7,563,186. The Master Lessee prepaid ("Prepayment of Leases"), on a discounted basis at a rate of 8.25%, the rent due to the Partnership under the Master Lease in the amount of $11,257,741 of which $10,049,298 and $11,124,724 remained outstanding at June 30, 1996 and December 31, 1995, respectively. The Prepayment of Leases is carried as prepaid rent on the balance sheets at such dates and is accounted for as a financing. The Master Lease term exceeds the related original user lease terms. Additionally, at the inception of the Master Lease the amount of the Prepayment of

Leases approximated the aggregate of the remaining rental payments due under the user leases and the residual (salvage) value estimates for the equipment subject to the user leases. The Partnership does not have any economic obligations relating to the equipment subject to the Master Lease until such equipment is returned upon the expiration of the Master Lease. Upon expiration of the Master Lease, the economic benefits of all equipment (Master Lease equipment) still being leased by third parties as well as a portion of the residual value of such equipment based upon a formula will revert to the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

     The Partnership purchased $ 5,925,768 of additional equipment (inclusive of related acquisition fees) pursuant to the reinvestment program during the six months ended June 30, 1996 ("1996 Period"). Equipment purchased pursuant to the reinvestment program from the inception of the Partnership through June 30, 1996 totaled $ 67,150,663. Cash available for reinvestment at June 30, 1996 totaled approximately $2,200,000 which was fully committed for acquisition. Upon the completion of the expenditure of the committed funds, the Partnership's reinvestment phase will end and no additional leased equipment will be purchased, other than upgrades to existing equipment as necessary.

     Proceeds from equipment sales totaled approximately $ 1,271,000 (including sales of equipment subject to direct financing of leases) during the six months ended June 30, 1996. The equipment sold during the six months ended June 30, 1996 had been purchased for original purchase prices aggregating approximately $3,920,000.

     The Partnership invests working capital and cash flow from operations prior to its distribution to the partners or its reinvestment in additional equipment (the commitment period for which ended March 31, 1996) in short-term highly liquid investments.

     Rent and other receivables, net of the allowance for doubtful accounts, decreased $417,571, from $837,380 at December 31, 1995 to $419,809 at June 30,
1996, due principally to continued collection efforts.

     Deferred rental income and deposits decreased $34,570 from $911,517 at December 31, 1995 to $876,947 at June 30, 1996. The principal portion of this decrease was attributable to a slight increase in the amount of rental payments received during the last week of the current quarter which were due on the first day of the succeeding quarter.

     During the 1996 Quarter, the Partnership declared distributions of cash flow received from operations and cash from sales in the aggregate amount of $ 2,868,335. The distributions declared for the 1996 Quarter were at an annualized distribution rate of 14% of contributed capital to the Class A Limited Partners and an annualized distribution of 11% of contributed capital to the Class B Limited Partner. A substantial portion of each distribution constitutes a return of capital. Distributions will be determined based upon cash flow and obligations. The Partnership anticipates being able to maintain the current distribution rate for the balance of the year. Beginning in the second quarter of 1996, the Partnership has entered into the Liquidation Stage and will no longer commit to new equipment purchases. Future distribution rates and timing will be determined based upon cash flow from leases, equipment sales and cash obligations.

     Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 63% of the 14% annualized cash distributions to the Class A Limited Partners for the three months ended June 30, 1996 constituted a return of capital (58% for the six months then ended). Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 69% of the cash distributions paid to the Class A Limited Partners from inception of the Partnership through June 30, 1996 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of the equipment after initial lease terms expire) have been realized.


LITIGATION

     See Footnote 3, "Litigation", for a discussion of certain litigation to which the Partnership is a party.

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

1996 Compared to 1995

     The Partnership's net income was $696,505 and $1,960,043 in the 1996 Quarter and 1996 Period as compared to net income of $1,190,917 and $2,072,514 for the quarter and six months ended June 30, 1995 ("1995 Quarter" and "1995 Period", respectively).

     Rentals from operating leases decreased by $356,981 and $1,010,882 or 9% and 12%, respectively in the 1996 Quarter and 1996 Period as compared to the 1995 Quarter and 1995 Period, due to the continued sale of equipment upon the scheduled expiration of leases subsequent to the 1995 Quarter partially offset by the rentals from equipment purchased subsequent to the 1995 Quarter.

     As discussed above, the Partnership performs ongoing assessments of recorded equipment residual values based on actual sales of similar equipment and other evaluations of estimated future equipment values and provides for losses when the value of the equipment has been impaired on an other than temporary basis. Based upon such assessments, the Partnership recorded provision for losses totaling $375,000 in the 1996 Period as compared to $150,000 during the 1995 Period.

     Depreciation and amortization expense decreased by $369,505 and $1,175,549 or 14% and 20% in the 1996 Quarter and 1996 Period as compared to the 1995 Quarter and 1995 Period, principally due to provisions for losses (reflecting other than temporary impairment to the value of the related equipment) recognized during 1995 which reduced the depreciable bases in certain equipment. The percentage decrease was smaller in the 1996 Quarter than it was in the 1996 Period compared to the corresponding prior year periods due to the depreciation associated with leased equipment acquired throughout the 1996 Period, principally from the proceeds of the Prepayment of leases (see Footnote 4, "Prepayment of Leases".)

     Management and disposition fees incurred during the 1996 Quarter decreased by 22% and 9% or $44,171 and $31,989 in comparison to the 1995 Quarter and 1995 Period, respectively. Subordinated disposition fees were $12,480 in the 1996 Quarter and $29,385 in the 1996 Period as compared to $58,733 in the 1995 Quarter and $70,362 in the 1995 Period as a result of a decrease in proceeds from sales of equipment. Management fees were $147,868 and $299,415 during the 1996 Quarter and 1996 Period as compared to $145,786 and $290,427 during the 1995 Quarter and 1995 Period based upon the leases in place (and related fee structures) in the respective periods.

     Interest expense incurred during the 1996 Quarter and 1996 Period increased substantially in the 1996 Quarter as compared to the 1995 Quarter and 1995 Period. Interest expense is composed of two components; (i) interest expense incurred in connection with the discounting of certain leases with unaffiliated lenders and (ii) interest incurred in connection with the application of the prepaid rent received pursuant to the Master Lease transaction. For accounting purposes, the prepaid rent is treated as a financing. Income is recognized ratably over the terms of the leases and the related interest is charged to operations. The Master Lease was not in place in the 1995 Period.

     General and administrative expense increased significantly in the 1996 Quarter and 1996 Period as compared to the 1995 Quarter and 1995 Period, principally due to losses incurred at the Partnership level.

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

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York ("District Court") to be used to resolve the litigation. On July 17, 1996, the District Court granted preliminary approval of the proposed settlement of the class action litigation. As a part of the class action settlement, PaineWebber agreed to pay $125 million and additional consideration to class members. The order entered by the District Court provides for notice to be mailed to class members and schedules a final hearing on the proposed settlement for October 25, 1996.

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

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber and its affiliates, including the Administrative General Partner, could be entitled to indemnification from the Partnership for expenses and liabilities in connection with the Abbate litigation. The General Partners are unable to determine the impact, if any, of these actions on the Partnership's financial statements taken as a whole.

Item 6.    Exhibits and Reports on Form 8-K

           (a)    None.

           (b) The Partnership filed a Form 8-K during the second quarter of the fiscal year ending December 31, 1996, dated June 10, 1996 reporting the partnership annual report and the December 31, 1995 net asset value on a per unit basis.

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


                           PaineWebber Preferred Yield Fund, L.P.  (Registrant)

                           By:      General Equipment Management, Inc.
                                    A General Partner

Date:  August 12, 1996     By:      /s/Joseph P. Ciavarella
                                    -----------------------
                                    Joseph P. Ciavarella
                                    Vice President, Treasurer
                                    and Chief Financial
                                    and Accounting Officer