Form 10-K405
period 1996-12-31
PAINEWEBBER PREFERRED YIELD FUND L P
filed 1997-03-31
CIK 859176

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from_________ to

Commission file number 0-19166

                     PaineWebber Preferred Yield Fund, L.P.
             (Exact name of registrant as specified in its charter)

       Delaware                                        84-1130506
       --------                                        ----------
(State of organization)                           (I.R.S. Employer
                                                   Identification No.)

 7175 West Jefferson Avenue
         Suite 4000
   Lakewood, Colorado                                     80235
   ------------------                                     -----
   (Address of principal                                (Zip Code)
    executive offices)

Registrant's telephone number, including area code (303) 980-1000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                    Units of Class A Limited Partner Interest
                    -----------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              ----    ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting stock held by non-affiliates of the Registrant: Not applicable.

                     PaineWebber Preferred Yield Fund, L.P.
                       Annual Report on Form 10-K for the
                       Fiscal Year Ended December 31, 1996


                                Table of Contents

                                                                                               Page
                                                                                               ----
Part I

Item 1   Business................................................................................1
Item 2   Properties..............................................................................4
Item 3   Legal Proceedings.......................................................................5
Item 4   Submission of Matters to a Vote
             of Security Holders.................................................................6

Part II

Item 5   Market for Registrant's Common Equity
             and Related Stockholder Matters.....................................................7
Item 6   Selected Financial Data.................................................................8
Item 7   Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations.......................................................... 9
Item 8   Financial Statements...................................................................F-1
Item 9   Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure...............................................................16

Part III

Item 10  Directors and Executive Officers
             of the Registrant..................................................................16
Item 11  Executive Compensation.................................................................19
Item 12  Security Ownership of Certain
             Beneficial Owners and Management...................................................19
Item 13  Certain Relationships and
             Related Transactions...............................................................20

Part IV

Item 14  Exhibits, Financial Statement Schedules
             and Reports on Form 8-K............................................................22

                                     PART I

Item 1.           Business

General


         PaineWebber Preferred Yield Fund, L.P. (the "Partnership" or the "Registrant") is a limited partnership organized under the laws of the State of Delaware on December 18, 1989. The general partners of the Partnership are CAI Equipment Leasing II Corp., the Managing General Partner, a Colorado corporation that is a wholly-owned subsidiary of Capital Associates, Inc. ("CAI"), and General Equipment Management, Inc., the Administrative General Partner, a Delaware corporation that is a wholly-owned subsidiary of Paine Webber Group Inc. (The Managing General Partner and the Administrative General Partner are sometimes hereinafter collectively referred to as the "General Partners".)

         Capital Associates International, Inc. ("CAII"), an affiliate of the Managing General Partner, is the Class B Limited Partner. The Class B Limited Partner contributed equipment and capital for equipment acquisition to the Partnership having an acquisition value equal to 12.5% of the aggregate acquisition value of the equipment purchased with the net offering proceeds received from the sale of the Units of Class A Limited Partner Interest ("Units") and the equipment and capital contributed by the Class B Limited Partner. The Class B Limited Partner satisfied its contribution obligation during 1992.

         On March 12, 1990, the General Partners each contributed $100 to the capital of the Partnership. Between May 21, 1990 and April 19, 1991, 142,128 Units were sold at a price of $500 per Unit. Nine closings were held pursuant to which the Partnership received $71,064,000 of gross offering proceeds, of which $51,726,500 was received during 1990 and $19,337,500 was received during 1991. The Partnership incurred $8,952,640 of commissions and other offering expenses in connection with the sale of these Units, thus receiving $62,111,360 of net offering proceeds.

         Although the Partnership was organized on December 18, 1989, the Partnership conducted no activities and recognized no revenues, profits or losses prior to the initial closing of the Units on June 22, 1990, at which time the Partnership commenced operations.

         The Partnership acquired or committed to acquire through March 31, 1996, on an all-cash basis, a portfolio of equipment (together with equipment contributed by the Class B Limited Partner), subject to triple net leases with unaffiliated third parties. The Partnership's portfolio of equipment consists of general equipment, including, but not limited to, industrial, materials handling, mining, medical, research and development, transportation, store fixtures and manufacturing testing equipment, and office technology equipment, including, but not limited to, computers and computer-related and telecommunications equipment. Office technology equipment owned by the Partnership cannot exceed 60% of the value of the Partnership's total equipment portfolio.

         A substantial amount of the equipment held by the Partnership was purchased by CAII directly from the manufacturer or from independent third parties and resold to the Partnership. The balance of the equipment was purchased directly from independent third parties by the Partnership. The purchase price of the equipment acquired from CAII and the value of the equipment contributed by the Class B Limited Partner were equal to the lesser of the adjusted cost of the equipment or the appraised value of the equipment at the time of its acquisition by the Partnership. The adjusted cost of the equipment was equal to the price paid by CAII, plus the cost of an appraisal, CAII's cost of interim financing for the equipment and any taxes paid by CAII, less certain interim rentals received by CAII with respect to the equipment.

         The Partnership did not purchase an inventory of unleased equipment, but only acquired equipment that was already subject to short-term leases (generally, 5 years or less). The Partnership's business is not subject to seasonal variations.

         At least 65% of the Partnership's equipment acquired has been and will be leased to lessees which are investment grade lessees, or which are operating subsidiaries of entities which are investment grade companies. An investment grade lessee is a company with a credit rating of not less than Baa, as determined by Moody's Investor Services, Inc. or comparable credit ratings, as determined by other recognized credit rating services.

         The Partnership is required to dissolve and distribute all of its assets not later than December 31, 2005. The General Partners currently anticipate that all equipment will be sold and that the Partnership will be liquidated between 1999 and 2000.

         During the reinvestment period, which ended on March 31, 1996, distributable cash flow in excess of current distributions to the Class A Limited Partners at an annualized distribution rate of 14% of their contributed capital, to the Class B Limited Partner at an annualized distribution rate of 11% of its contributed capital and to the General Partners was reinvested in additional equipment. Beginning in the second quarter of 1996, the net cash flow generated, less necessary reserves, is being distributed to the partners.

         The Partnership's principal investment objectives are:

                  (i) to generate current cash distributions to the Class A Limited Partners from lease revenues (a portion of which will constitute a return of capital);

                  (ii)     to preserve and protect Partnership capital; and

                  (iii) to generate additional cash distributions through releasing, remarketing and sales after the end of the reinvestment period, the commitment period for which ended on March 31, 1996.

         In order to achieve these objectives, the General Partners adopted the following policies: (a) to achieve investment diversification, reduce the average age of the Partnership's portfolio of equipment and enhance the overall return to Class A Limited Partners through reinvestment up to March 31, 1996 in additional equipment during the reinvestment period; and (b) to manage the Partnership's assets to maximize lease rentals and amounts received from the sale of equipment in order to protect the Partnership's capital.

         At a meeting of the Board of Directors of General Equipment Management, Inc. ("Board") in March of 1997, the Board adopted the policy regarding requests for Partner lists attached as Exhibit 11.

Equipment Portfolio

         The following table describes the Partnership's equipment portfolio as of December 31, 1996.

                        Schedule of Equipment Investments
                             As of December 31, 1996

                  EQUIPMENT TYPE (1)                       ORIGINAL COST (2)      % OF PORTFOLIO
                  --------------                           -------------          --------------
Industrial (Includes Forklifts)                             $19,980,743                27.23%
Manufacturing                                                12,720,931                17.34
Transportation                                               10,356,577                14.11
Furniture and Fixtures                                        6,240,933                 8.51
Communication                                                 5,616,547                 7.65
PCs and Workstations                                          5,677,443                 7.74
Mining and Construction                                       4,799,590                 6.54
Peripherals and Printers                                      4,791,003                 6.53
Medical and Research                                          3,194,480                 4.35
                                                            -----------               ------

                        TOTAL                               $73,378,247 (3)           100.00%
                                                            ===========               ======


----------
(1) Includes equipment subject to direct financing leases.

(2) Such amounts include related acquisition fees.

(3) Excludes off lease equipment which had associated original cost of $1,070,557. Substantially all of such equipment was computer related equipment.

Significant Lessees

         The Partnership leases its equipment to a significant number of lessees. One lessee, CMA, the lessee under the Master Lease consummated in late 1995, accounted for more than 10% of the Partnership's leasing revenues during the year ended December 31, 1996. The Master Lease was prepaid in December 1995 and thus no credit or financial risk exists.

         As part of its investment objectives, the Partnership diversified its equipment portfolio through the re-investment program. The Partnership will no longer expend funds for equipment reinvestments.


Competition

         The equipment leasing industry is highly competitive. Among the numerous existing and potential competitors of the Partnership for leases are equipment manufacturers, equipment dealers and brokers, leasing companies and financial institutions, as well as other limited partnerships organized and managed similarly to the Partnership. Many of these competitors have greater financial resources than the Partnership and more experience in the industry than the General Partners and their affiliates. Equipment manufacturers may present particularly strong competition because they may also provide certain ancillary services which the Partnership cannot offer directly, such as maintenance services (including possible equipment substitution rights), warranty services, purchase rights and trade-in privileges. However, because the Partnership's reinvestment phase ceased at March 31, 1996, the Partnership should not be materially impacted by competition for transactions.


Employees

         The Partnership has no employees. The officers, directors and employees of the General Partners and their affiliates perform services on behalf of the Partnership. The General Partners are entitled to certain fees and reimbursements of certain out-of-pocket expenses incurred in connection with the performance of these management services. See Item 10 of this Report, "Directors and Executive Officers of the Registrant", and Item 13 of this Report, "Certain Relationships and Related Transactions".


Item 2.           Properties

         The Partnership does not own or lease any properties other than the equipment which is discussed in Item 1 of this Report, "Business".

Item 3.           Legal Proceedings

         In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York ("District Court") concerning PaineWebber Incorporated sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group, Inc. (together, "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re: PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including the Administrative General Partner of the Partnership.

         The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interest in the Partnerships, PaineWebber and the Administrative General Partner (1) failed to provide adequate disclosure of the risks involved with the Partnerships; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs also alleged that following the sale of the Partnership investments PaineWebber and the Administrative General Partner misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber and the Administrative General Partner violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

         On May 30, 1995, the District Court certified class action treatment of the plaintiffs' claims in the class action entitled, In re: PaineWebber Limited Partnerships Litigation.

         In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. A definitive settlement was signed in July 1996 and in March 1997, the District Court approved the settlement as fair and reasonable. Under the terms of the settlement, PaineWebber agreed to pay $125 million and additional consideration to class members.

         In February 1996, approximately 230 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages. In September 1996, the California Superior Court dismissed many of the plaintiffs' claims as barred by the applicable statutes of limitation. In March 1997, a settlement was reached in various cases, including the Abbate litigation.

        Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber and its affiliates, including the Administrative General Partner, were entitled to indemnification from the Partnership for expenses and liabilities in connection with the above litigation. PaineWebber and its affiliates have agreed to not seek any indemnification from the Partnership for any amounts payable in connection with the New York Limited Partnership Actions. Additionally, the General Partners believe that the Abbate settlement will not have a material impact on the financial statements taken as a whole.


Item 4.     Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Limited Partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II


Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

         There is no organized trading market for the purchase and sale of the Units and certain measures have been adopted and implemented to assure that no organized trading market will develop.

         As of March 1, 1997, the number of Class A Limited Partners was approximately 3,500, representing 142,128 Units.

         The Partnership made the following monthly and quarterly distributions to its Class A Limited Partners out of cash flow during 1996 and 1995:

               Period From Which        Amount Of
              Distributable Cash      Distribution
                 Was Generated          Per Unit           Record Date              Payment Date
                 -------------          --------           -----------              ------------
                  January 1996             5.83         February 1, 1996         February 25, 1996
                  February 1996            5.83         March 1, 1996            March 25, 1996
                  March 1996               5.84         April 1, 1996            April 23, 1996
                  April 1996               5.83         May 1, 1996              May 25, 1996
                  May 1996                 5.83         June 1, 1996             June 25, 1996
                  June 1996                5.84         July 1, 1996             July 23, 1996
                  July 1996                5.83         August 1, 1996           August 25, 1996
                  August 1996              5.83         September 1, 1996        September 24, 1996
                  October 1996
                  and prior               17.50         October 1, 1996          October 25, 1996
                  Period ended
                  December 31, 1996       10.00         January 1, 1997          January 25, 1997
                  January 1995             5.83         February 1, 1995         February 25, 1995
                  February 1995            5.83         March 1, 1995            March 25, 1995
                  March 1995               5.84         April 1, 1995            April 23, 1995
                  April 1995               5.83         May 1, 1995              May 25, 1995
                  May 1995                 5.83         June 1, 1995             June 25, 1995
                  June 1995                5.84         July 1, 1995             July 23, 1995
                  July 1995                5.83         August 1, 1995           August 25, 1995
                  August 1995              5.83         September 1, 1995        September 24, 1995
                  September 1995           5.84         October 1, 1995          October 25, 1995
                  October 1995             5.83         November 1, 1995         November 24, 1995
                  November 1995            5.83         December 1, 1995         December 23, 1995
                  December 1995            5.84         January 1, 1996          January 25, 1996

        During the year the Partnership changed its cash distribution convention from monthly to quarterly for all partners.

         Total distributions to all partners for 1996 and 1995 were declared as follows:

                                                     1996                     1995
                                                  -----------            ------------
         Class A Limited Partners                 $10,540,212            $  9,948,960
         Class B Limited Partner                    1,035,177                 950,714
         General Partners                             609,228                 573,667
                                                  -----------             -----------
                                                  $12,184,617             $11,473,341
                                                  ===========             ===========

Item 6.           Selected Financial Data

         The following selected financial data of the Partnership has been derived from the audited financial statements for the indicated periods. The information set forth below should be read in conjunction with the Partnership's financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Items 8 and 7, respectively, of this Report.


                                                As of December 31
                                                  or Year Ended
                                                  December 31,
-------------------------------------------------------------------------------------------------------------------------------

                                                       1996             1995           1994             1993            1992
                                                    -----------     -----------     -----------     -----------     -----------
Total Revenues                                      $16,059,351     $16,382,650     $18,149,798     $21,469,262     $22,137,832

Net Income                                            4,258,032       2,670,613       2,686,038       5,488,318       3,957,086

Net Income per Class A Limited Partnership Unit           27.80           22.14           11.70           10.78           28.51


 Total Assets                                        41,098,131      49,115,873      57,919,012      62,930,472      53,302,011

Discounted Lease Rentals                              2,802,710       4,531,890       4,555,585         318,126       4,747,859

Partners' Equity                                     26,186,611      41,629,451      50,432,179      59,219,482      34,113,196

Distributions Declared to Partners                   12,184,617      11,473,341      11,473,341      11,473,341      11,459,765


1 Includes net losses on disposition of equipment and other of $278,882 and $223,353 for the years ended December 31, 1994 and 1993, respectively, and net gains on disposition of equipment of $789,154, $179,352 and $297,718 for the years ended December 31, 1996, 1995 and 1992.

2     Calculated based upon the weighted average number of units outstanding.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Partnership commenced operations on June 22, 1990.


      Equipment acquisitions (including acquisition fees and expenses) since the commencement of operations have been as follows:

                                                  Purchased with Net                                  Purchased
                                                   Proceeds from the      Contributed by the         Pursuant to
                           Total Acquisition        Sale of Class A        Class B Limited          Reinvestment
                                  Cost*                  Units                  Partner                Program
                           -----------------      ------------------      -------------------       -------------
1990                         $ 45,278,316             $39,529,865             $ 5,470,464             $   277,987
1991                           27,997,203              19,292,333               2,723,225               5,981,645
1992                           15,780,483               3,039,218                 449,161              12,292,104
1993                           16,937,818                     -                       -                16,937,818
1994                           11,388,058                     -                       -                11,388,058
1995                           14,347,283                     -                       -                14,347,283
1996                            8,740,536                     -                       -                 8,740,536
                             ------------             -----------             -----------             -----------
                             $140,469,697             $61,861,416             $ 8,642,850             $69,965,431
                             ============             ===========             ===========             ===========


   * Includes investment in direct financing leases.

         From inception through December 31, 1996, the Partnership sold equipment with an original cost as follows:

                                   Original Cost
                                      Associated
        Year Ending               with Equipment Sold
       December 31,               or Disposed of(1)(2)
       -------------              ---------------------
         1991                        $ 1,074,780
         1992                          3,928,788
         1993                         14,916,752
         1994                         13,247,784
         1995                         20,352,539
         1996                         12,500,250
                                     -----------
                                     $66,020,893
                                     ===========

(1)   Includes investment in direct financing leases.

(2) See "Selected Financial Data", set forth elsewhere herein, for disclosure of related gains and losses.


         Rent and other receivables, net of the allowance for doubtful accounts, decreased by $151,530 from $837,380 at December 31, 1995 to $685,850 at December 31, 1996. This decrease was primarily the result of the collection efforts relating to rents receivable and the lease prepayment transaction discussed below ("Prepayment of Leases") partially offset by the accounts receivable from equipment sales recorded at December 31, 1996 in the amount of $337,627. Such amount was collected in January 1997.

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners or its reinvestment in additional equipment, in short-term highly liquid investments. These investments are primarily short-term commercial paper issued by large domestic corporations. At March 1, 1997, the Partnership's cash of approximately $3.8 million was primarily invested in short-term commercial paper.

         During 1995 and 1994, the Partnership received proceeds of $2,508,339 and $1,812,301, respectively, by discounting, on a nonrecourse basis, certain future rental payments due the Partnership pursuant to the terms of the related leases. The notes issued for the above are collateralized by the related leases, the related lease payments and the underlying equipment. The Partnership did not complete any discountings in 1996.

         In the year ended December 31, 1996, cash distributions of net cash flows provided by operations declared and paid by the Partnership were $12.2 million and $11.7 million, respectively. In each of 1995 and 1994, distributions declared and paid were $11.5 million. Net cash provided by operating activities was $11.7 million for 1996, $15.7 million for 1995 and $16.6 million for 1994. In the aggregate, for this three-year period net cash provided by operating activities totaled $44.0 million and cash distributions declared by the Partnership totaled $35.2 million ($34.7 million paid). Additionally, the Partnership generated proceeds from the sale of equipment of $2.8 million, $2.6 million and $3.0 million during 1996, 1995 and 1994, respectively (excluding direct financing leases), and repaid discounted lease rentals in the amount of $1.9 million, $2.3 million and $1.8 million in 1996, 1995 and 1994, respectively. During 1997, excluding leases subject to the Master Lease discussed below, leases of equipment originally acquired for purchase prices of approximately $16.3 million are scheduled to expire, unless renewed. To the extent that leases are not renewed or remarketed or if there are delays in selling equipment, cash flow and thus distributions could be impacted.

         On December 11, 1995, the Partnership entered into a lease (Master Lease) with an unaffiliated third party (Master Lessee) for a term of approximately 110 months. Under the terms of the Master Lease, the Partnership assigned to the Master Lessee certain economic rights to certain user leases (with remaining lease terms ranging from 10 to 55 months) originally acquired by the Partnership for purchase prices aggregating $13,879,929 (including related acquisition fees) (Master Lease Equipment) and which represented future minimum lease rentals under non-cancelable leases totaling $7,563,186. The Master Lessee prepaid ("Prepayment of Leases"), on a discounted basis at a rate of 8.25%, the rent due to the Partnership under the Master Lease in the amount of $11,257,741 of which $8,531,925 and $11,124,724 remained unamortized at December 31, 1996 and 1995, respectively, and which is carried as prepaid rent on the balance sheet at such date. The Master Lease term exceeds the related original user lease terms. Additionally, at the inception of the Master Lease the Prepayment of Leases exceeded the aggregate of the remaining rental payments due under the user leases and the residual (salvage) value estimates for the equipment subject to the user leases, on an undiscounted basis. The Partnership does not have any economic obligations relating to the equipment subject to the Master Lease until such equipment is returned upon the expiration of the Master Lease. Upon expiration of the Master Lease, the economic benefits of all Master Lease equipment still being leased by third parties as well as a portion of the residual value of such equipment based upon a formula will revert to the Partnership. Substantially all of the proceeds from the Prepayment of Leases was invested in additional equipment prior to the expiration of the reinvestment period.

         Partnership equity declined by $7,926,585, or 23%, from December 31, 1995 to December 31, 1996 as a result of the declaration of cash distributions to the partners in excess of the Partnership's net income. This resulted from the fact that, unlike net income, cash flow from operating activities and proceeds from sales of equipment, which, after deducting the related repayment of discounted lease rentals, is the source of the cash utilized to make cash distributions to partners, and is not reduced by depreciation expense and write downs for equipment impairment attributable to the Partnership's equipment.

         Distributions may be characterized for tax, financing reporting and economic purposes as a return of capital, a return on capital or both. The portion of each distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based on the amount of net income reported by the Partnership for financial reporting purposes, approximately 63%, 68% and 83%, respectively, of the annual cash distributions to financial reporting the Class A Limited Partners for the years ended December 31, 1996, 1995 and 1994 constituted a return of capital. Also, based on the amount of net income reported by the Partnership for financial reporting purposes, approximately 68% of the cash distributions paid to the Class A Limited Partners from inception of the Partnership through December 31, 1996 constituted a return of capital. However, the total actual return on capital can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of the equipment after initial lease terms expire) have been realized.

Litigation

         See Item 3, "Legal Proceedings" for a discussion of certain class action lawsuits.

Results of Operations

         Substantially all of the Partnership's revenue since the inception of the Partnership has been generated from the leasing of the Partnership's equipment to unaffiliated third parties under triple net leases most of which were in effect at the time the equipment was acquired by the Partnership. The balance of the Partnership's revenue consisted of interest income from temporary investments and gains realized on the sale of equipment. The Partnership collected approximately $133,000 in final settlement of claims in a bankruptcy case, which was included in other income on the 1995 Statement of Income. The related equipment had been liquidated in prior years.

         Under the terms of the Partnership's triple net leases, all expenses related to the ownership and operation of the equipment from inception through December 31, 1996 have been paid by the lessees. The Partnership records depreciation expense pertaining to the equipment and incurs management fees and certain general and administrative expenses in connection with the operation of the Partnership. General and administrative expenses consist primarily of investor reporting expenses and transfer agent and audit fees.

         The Partnership performs ongoing assessments of the likelihood of lessee defaults on existing leases and the effect that any such defaults may have on the collectibility of the Partnership's recorded accounts receivable, and the recoverability of recorded equipment residual values based on independent and internal evaluation of the estimated future value of equipment. Provisions for losses or write downs are recorded when it is determined that it is probable that the value of a recorded asset has declined on an other-than-temporary basis.

1996 Compared to 1995

         The Partnership's net income was $4,258,032 in the (year ended December 31, 1996 "1996 Period") as compared to net income of $3,957,086 for the year ended December 31, 1995 ("1995 Period").

         Rentals from operating leases decreased by $976,342, or 6%, in the 1996 Period, as compared to the 1995 Period. The decrease in the 1996 Period compared to the 1995 Period is attributable to the expiration of leases in accordance with their respective terms and either the sale of equipment or the remarketing of the equipment at the lower lease rates, partially offset by rents generated by equipment acquired during 1996.

         As discussed above, the Partnership performs ongoing assessments of recorded equipment residual values based on actual sales of similar equipment and other evaluations of estimated future equipment values and provides for losses when the value of the equipment has been impaired on an other than temporary basis. Based upon such assessments, the Partnership recorded write downs totaling $775,000 in the 1996 Period, as compared to $275,000 for the 1995 Period. The Partnership recorded bad debt expense of $27,854 in the 1996 Period as compared to $172,900 in the 1995 Period.

         Depreciation and amortization expense decreased by $1,515,442, or 14%, in the 1996 Period, as compared to the 1995 Period which was consistent with the decrease in rental income and the equipment subject to depreciation.

         Management fees increased by $41,037 or 7% in the 1996 Period as compared to the 1995 Period based principally on the leases in place during the respective periods (full payment and operating leases, as defined in the Partnership Agreement) which serve as the base upon which the fees are calculated and their related fee structures.

         At December 31, 1996, the Partnership reversed previously accrued subordinated disposition fees composed of $61,693 recorded during the first nine months of 1996 and $342,661 recorded in prior years because the Managing General Partner concluded that it is no longer probable that these subordinated disposition fees will ever be paid. At December 31, 1996, including $18,474 accrued for the fourth quarter of 1996, the subordinated disposition fees totaled $422,828. However, the Partnership will not accrue these, or any future amounts, unless and until the payment of these subordinated disposition fees by the Partnership becomes probable.

         Interest expense incurred during the 1996 Period increased substantially as compared to the 1995 Period. Interest expense is composed of two components; (i) interest expense incurred in connection with the discounting of certain leases with unaffiliated lenders and (ii) interest incurred in connection with the application of the prepaid rent received pursuant to the Master Lease transaction. For financial reporting purposes, the prepaid rent is treated as a financing. Income is recognized ratably over the terms of the leases and the related interest is charged to operations. The Master Lease was entered into in December 1995 and did not materially impact 1995 operating results.

         General and administrative expenses increased by $170,357 or 59% in the 1996 Period as compared to the 1995 Period. The increase in the 1996 Period is attributable to state income taxes incurred at the Partnership level and an increase in insurance premiums incurred by the Partnership.

1995 Compared to 1994

         Net income for the 1995 Period was $3,957,086 as compared to $2,670,613 for the year ended December 31, 1994 ("1994 Period"). The reason for the increase in net income was that the provisions for bad debts and write downs of $1,797,472 in 1994 Period as compared to only $447,900 in the 1995 Period.

         Rentals from operating leases decreased by $2,407,574 or approximately 14% in the 1995 Period as compared to the 1994 Period due to a decline in the amount of equipment subject to leases (sales and dispositions exceeded equipment purchases) as well as the effect of the continued change in the mix of equipment from shorter term high rate leases to longer term lower rate leases.

         Direct financing lease income decreased by $18,311 or 3% in the 1995 Period as compared to the 1994 Period which was consistent with the financing leases in place.

         The Partnership generated net gains on the sale of equipment of $179,352 in the 1995 Period as compared to the net losses of $278,882 in the 1994 Period. Generally, this was attributable to the provisions for losses taken in prior years on equipment which was sold in 1996.

         Interest income increased by $51,054 or approximately 34% in the 1995 period as compared to the 1994 period due to an increase in the amount of funds available for reinvestment.

         Depreciation and amortization decreased by $1,662,501 or approximately 13% in the 1995 Period as compared to the 1994 Period due to a decline in equipment subject to leases and the write downs taken in prior periods which reduced the depreciable base. The decrease in depreciation and amortization was consistent with the decrease in rental income.

         Management and disposition fees decreased by $19,539 or 3% in the 1995 Period as compared to the 1994 Period. Subordinated disposition fees increased by $38,195 or 62% due to an increase in sales and disposition activity during the year and an increase in the sales proceeds generated. Management fees decreased by $57,734 or approximately 10% due to the decreased rental income (including rental payments associated with financing leases) on which such fees are based.

         The Partnership provided allowances for bad debts of $197,900 based upon the collectibility estimates related to certain financially troubled and bankrupt lessees and provided write downs (impairment to equipment value) of $250,000 for aggregate losses of $447,900 in the 1995 Period as compared to $1,797,472 in the 1994 Period. Such amounts were based upon the Partnership's analysis of recoverability at the end of each of the periods based upon third party appraisals, market conditions and anticipated cash flows as well as receivable collectability.

         General and administrative expenses increased by $7,352 or approximately 3% in the 1995 Period as compared to the 1994 Period which was consistent with the Partnership's level of activities.

         Interest expense decreased by $29,361 or 10% in the 1995 Period as compared to the 1994 Period due to the continued repayment of debt offset by the non-recourse financing obtained in November 1995.

Inflation and Changing Prices

         Inflation has not had any material impact on the operations or financial condition of the Partnership from inception through December 31, 1996. However, inflation and changing prices, in addition to other factors, may affect the eventual selling price of the Partnership's equipment.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.


Item 8.   Financial Statements and Supplementary Data


List of Financial Statements


                                                               Page
                                                               ----
Report of Independent Accountants                               F-2

Balance Sheets - December 31, 1996 and 1995                     F-3

Statements of Income for the years ended
    December 31, 1996, 1995 and 1994                            F-4

Statements of Partners' Equity for the years
    ended December 31, 1996, 1995 and 1994                      F-5

Statements of Cash Flows for the years ended
    December 31, 1996, 1995 and 1994                            F-6

Notes to Financial Statements                                   F-8


All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted since
(1) the information required is disclosed in the financial statements and notes thereto, (2) schedules are not required under the related instructions; or (3) the schedules are inapplicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Limited Partners of
PaineWebber Preferred Yield Fund, L.P.

         We have audited the financial statements as listed in the index on page F-1 herein. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaineWebber Preferred Yield Fund, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.




Coopers & Lybrand L L P
New York, New York
March 19, 1997.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                  BALANCE SHEETS -- DECEMBER 31, 1996 AND 1995


ASSETS                                                                           1996              1995
                                                                             -----------       -----------
Cash and cash equivalents (Note 4)                                           $ 2,879,451       $ 9,235,759
Rent and other receivables, net of allowances for
   bad debts of $172,900 and $144,421 at
   December 31, 1996 and 1995, respectively (Note 5)                             685,850           837,380
Equipment held for sale or lease, net of accumulated
   depreciation of $780,011 and $847,848 at December 31, 1996 and 1995, respectively and write downs of $83,922 and
   $152,227 at December 31,1996 and 1995, respectively (Note 7)                  206,624            56,395
Net investment in direct financing leases (Note 6)                             2,970,314         3,527,277
Equipment on operating leases, net of accumulated
   depreciation of $30,258,762 and $29,400,612 at December
   31, 1996, and 1995, respectively, and write downs of
   $459,134 and $724,212 at December 31, 1996 and 1995,
   respectively (Note 7)                                                      34,346,204        39,625,794
Other assets                                                                       9,688            19,406
                                                                             -----------       -----------
   Total Assets                                                              $41,098,131       $53,302,011
                                                                             ===========       ===========
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
   Prepaid rent (Note 7)                                                     $ 8,531,925       $11,124,724
   Accounts payable and accrued liabilities                                      370,940           531,458
   Payables to affiliates (Note 10)                                              773,335           639,846
   Interest payable                                                               13,081            22,288
   Deferred rental income and deposits                                           730,591           911,517
   Distributions payable to partners                                           1,688,938         1,211,123
   Discounted lease rentals (Note 8)                                           2,802,710         4,747,859
                                                                             -----------       -----------
     Total Liabilities                                                        14,911,520        19,188,815
                                                                             -----------       -----------
Commitments and Contingencies (Notes 10 and 12)
PARTNERS' EQUITY:
   General Partners                                                            1,216,120         1,612,447
   Limited Partners:
     Class A (142,128 Units outstanding at December 31, 1996 and 1995)        21,828,653        28,417,629
     Class B                                                                   3,141,838         4,083,120
                                                                             -----------       -----------
       Total Partners' Equity                                                 26,186,611        34,113,196
                                                                             -----------       -----------
     Total Liabilities and Partners' Equity                                  $41,098,131       $53,302,011
                                                                             ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                         1996               1995              1994
                                                     ------------        -----------       ------------
REVENUE:
    Rentals from operating leases                    $ 14,272,895        $15,249,237       $ 17,656,811
    Direct finance lease income                           696,247            602,486            620,797
    Gain (loss) on sale of equipment and other            789,154            179,352           (278,882)
    Interest income                                       255,463            202,126            151,072
    Other income                                           45,592            149,449                -
                                                     ------------        -----------       ------------
                                                       16,059,351         16,382,650         18,149,798
                                                     ------------        -----------       ------------

EXPENSES:
    Depreciation and amortization                       9,248,786         10,764,228         12,426,729
    Interest (Notes 7 and 8)                            1,043,673            276,427            305,788
    Management fees (Note 10)                             590,817            549,780            607,514
    Disposition fees (Note 10)                           (342,661)            99,736             61,541
    Provision for bad debts and write downs               802,854            447,900          1,797,472
    General and administrative (Note 10)                  457,850            287,493            280,141
                                                     ------------        -----------       ------------
                                                       11,801,319         12,425,564         15,479,185
                                                     ------------        -----------       ------------

NET INCOME                                           $  4,258,032        $ 3,957,086       $  2,670,613
                                                     ============        ===========       ============

NET INCOME ALLOCATED:
    To the General Partners                          $    212,901        $   732,387       $    903,363
    To the Class A Limited Partners                     3,951,236          3,146,637          1,663,093
    To the Class B Limited Partner                         93,895             78,062            104,157
                                                     ------------        -----------       ------------
                                                     $  4,258,032        $ 3,957,086       $  2,670,613
                                                     ============        ===========       ============
NET INCOME PER WEIGHTED
    AVERAGE NUMBER OF UNITS
    OF CLASS A LIMITED PARTNER
    INTEREST OUTSTANDING                             $      27.80        $     22.14       $      11.70
                                                     ============        ===========       ============

WEIGHTED AVERAGE NUMBER
    OF UNITS OF CLASS A LIMITED
    PARTNER INTEREST
    OUTSTANDING                                           142,128            142,128            142,128
                                                     ============        ===========       ============



   The accompanying notes are an integral part of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                  Class A            Class B
                                               General            Limited            Limited
                                              Partners           Partners            Partner             Total
                                            -----------        ------------        -----------        ------------
Balance, December 31, 1993                  $ 1,124,031        $ 43,505,819        $ 5,802,329        $ 50,432,179

Net income                                      903,363           1,663,093            104,157           2,670,613

Distributions to Partners                      (573,667)         (9,948,960)          (950,714)        (11,473,341)
                                            -----------        ------------        -----------        ------------

Balance, December 31, 1994                    1,453,727          35,219,952          4,955,772          41,629,451

   Net income                                   732,387           3,146,637             78,062           3,957,086

   Distributions declared to partners          (573,667)         (9,948,960)          (950,714)        (11,473,341)
                                            -----------        ------------        -----------        ------------

Balance, December 31, 1995                    1,612,447          28,417,629          4,083,120          34,113,196

   Net income                                   212,901           3,951,236             93,895           4,258,032

   Distributions declared to partners          (609,228)        (10,540,212)        (1,035,177)        (12,184,617)
                                            -----------        ------------        -----------        ------------

Balance, December 31, 1996                  $ 1,216,120        $ 21,828,653        $ 3,141,838        $ 26,186,611
                                            ===========        ============        ===========        ============




   The accompanying notes are an integral part of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                        1996               1995                  1994
                                                                        ----               ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                     $  4,258,032        $  3,957,086        $  2,670,613
    Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                                9,248,786          10,764,228          12,426,729
         Provision for bad debts and write downs                        802,854             447,900           1,797,472
         (Gain) loss on sale of equipment                              (789,154)           (179,352)            278,882
         Decrease (increase) in rent and other
            receivables                                                 461,303             400,056            (573,955)
         (Decrease) increase in accounts payable and
            accrued liabilities                                        (160,518)            122,571              52,363
         Increase in payables to affiliates                             476,150             229,775              62,745
         Reversal of subordinated disposition fees (Note 10)           (342,661)                -                   -
         (Decrease) increase in accrued interest payable                 (9,207)                447               9,388
         (Decrease) Increase in deferred rental income
            and deposits                                               (180,926)              8,907            (101,212)
         Decrease (increase) in other assets                              9,718             (19,406)                -
         Decrease in prepaid rent                                    (2,116,612)                -                   -
                                                                   ------------        ------------        ------------
            Net cash provided by operating activities                11,657,765          15,732,212          16,623,025
                                                                   ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Recovery of investment in direct financing leases                 1,606,599           1,518,138           1,057,836
    Proceeds from sale of equipment                                   2,771,818           2,594,979           2,965,115
    Purchases of equipment on operating leases                       (8,649,624)        (13,747,672)        (10,535,586)
    Investment in direct financing leases                               (90,912)           (599,611)           (852,472)
                                                                   ------------        ------------        ------------
      Net cash used in investing activities                          (4,362,119)        (10,234,166)         (7,365,107)
                                                                   ------------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Prepaid rent                                                            -            11,124,724                 -
    Proceeds from discounted lease rentals                                  -             2,508,339           1,812,301
    Repayment of discounted lease rentals                            (1,945,149)         (2,292,370)         (1,835,996)
    Cash distributions paid to partners                             (11,706,805)        (11,473,341)        (11,473,341)
                                                                   ------------        ------------        ------------
      Net cash used in financing activities                         (13,651,954)           (132,648)        (11,497,036)
                                                                   ------------        ------------        ------------

NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS                                             (6,356,308)          5,365,398          (2,239,118)

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF YEAR                                              9,235,759           3,870,361           6,109,479
                                                                   ------------        ------------        ------------

CASH AND CASH EQUIVALENTS
    AT END OF YEAR                                                 $  2,879,451        $  9,235,759        $  3,870,361
                                                                   ============        ============        ============

   The accompanying notes are an integral part of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                 1996            1995            1994
                                                              ----------     -----------      -----------
Supplemental schedule of cash flow information:
    Interest paid                                             $1,052,880     $    275,980     $    296,400
                                                              ==========     ============     ============
NON-CASH TRANSACTIONS

Cumulative distributions to partners accrued but not paid     $1,688,938     $  1,211,123     $  1,211,123
                                                              ==========     ============     ============

Equipment subject to operating leases converted to
direct financing leases at renewal                            $  958,724     $    879,978     $          -
                                                              ==========     ============     ============
Prepaid rent applied in equipment sale                        $  476,187     $          -     $          -
                                                              ==========     ============     ============




   The accompanying notes are an integral part of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


1.       SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation PaineWebber Preferred Yield Fund, L.P. (the "Partnership"), a Delaware limited Partnership, maintains its accounting records and prepares financial statements on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates by management relate to the allowance for losses and estimated residual or salvage values. Actual results could differ from these estimates.

         Cash and Cash Equivalents The Partnership invests working capital and cash flow from operations prior to its distribution to the partners or its reinvestment in additional equipment in short-term highly liquid investments. These investments are recorded at cost which approximates fair market value.

         For purposes of the balance sheets and the statements of cash flows, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         Direct Financing Leases At lease commencement, the Partnership records the lease receivable, estimated residual value of the equipment and unearned income. The original unearned income is equal to the receivable plus the estimated residual value less the cost of the equipment, including the acquisition fees paid to the Managing General Partner and is recognized as revenue over the lease term at a constant rate of return on the net investment in the lease. Residual values are recorded at lease inception equal to the estimated value of the Partnership's leased equipment at lease termination. In estimating such values, independent appraisals and other circumstances regarding the equipment and the lessee are considered. Thereafter, residual estimates are re-evaluated each quarter.

         Equipment on Operating Leases Rentals from operating leases are recognized on a straight-line basis over the term of the lease. Equipment on operating leases is stated at cost, including the acquisition fees paid to the Managing General Partner, less accumulated depreciation. Depreciation is calculated on a straight-line basis over the lease terms, ranging from two to seven years, to an amount equal to the equipment's estimated fair market salvage value at the lease termination date. In estimating such values, independent appraisals and other circumstances

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                                DECEMBER 31, 1996

regarding the equipment and the lessee are considered. Thereafter, residual estimates are re-evaluated each quarter. If the General Partners believe that the value of an item of equipment has been other than temporarily impaired, the Partnership will write down the equipment to reflect the recoverability of the Partnership's investment in the item of equipment.

         Non-recourse Discounting of Rentals The Partnership has assigned the rentals from leases to financial institutions at fixed interest rates on a non-recourse basis. In return for such future lease payments, the Partnership receives the discounted value of the rental payments in cash. The notes are collateralized by the lease, the related lease payments and the underlying equipment. Cash proceeds from such financings are recorded on the balance sheet as discounted lease rentals. As lessees make payments to the financial institutions, interest expense is recorded and the outstanding balance of discounted lease rentals is reduced.

         Disposition of Equipment When equipment is sold or disposed of, the asset and related accumulated depreciation and write down, if any, are removed from the accounts and a gain or loss is recognized.

         Deferred Rental Income Lease revenues received but not yet earned are deferred and recognized as income when earned.

         Income Taxes No provision for income taxes has been made in the financial statements since taxes on Partnership income are the responsibility of the individual partners rather than the Partnership.

         Net Income Per Unit of Class A Limited Partner Interest The net income per Unit of Class A Limited Partner Interest is computed by dividing the net income allocated to the Class A Limited Partners by the weighted average number of Units of Class A Limited Partner Interest outstanding during the period.

         Reclassifications Certain reclassifications have been made to the 1994 and 1995 financial statements to conform to the classifications used in 1996.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                                DECEMBER 31, 1996



2.       ORGANIZATION OF THE PARTNERSHIP

         The Partnership was formed on December 18, 1989 for the purpose of acquiring and leasing general equipment and office technology equipment. The Partnership acquired a portfolio of equipment subject to triple net leases (e.g. repairs, insurance and taxes are paid by the lessees) with unaffiliated third parties.

         The Managing General Partner of the Partnership is CAI Equipment Leasing II Corp., a wholly-owned subsidiary of Capital Associates, Inc., and the Administrative General Partner is General Equipment Management, Inc., a wholly-owned subsidiary of Paine Webber Group Inc. (The Managing General Partner and the Administrative General Partner are sometimes hereinafter collectively referred to as the "General Partners")

         Capital Associates International, Inc. ("CAII"), an affiliate of the Managing General Partner, is the Class B Limited Partner. The Class B Limited Partner contributed equipment to the Partnership having a fair market value equal to 12.5% of the aggregate acquisition value of the equipment purchased with the offering proceeds received from the sale of the Units of Class A Limited Partner Interest ("Units") and the equipment contributed by the Class B Limited Partner. The Class B Limited Partner satisfied its contribution obligation during 1992.

         On March 12, 1990, the General Partners each contributed $100 to the capital of the Partnership. Between May 21, 1990 and April 19, 1991, 142,128 Units were sold at a price of $500 per Unit. Nine closings were held pursuant to which the Partnership received $71,064,000 of gross offering proceeds, of which $51,726,500 was received during 1990 and $19,337,500 was received during 1991. The Partnership incurred $8,952,640 of commissions and other offering expenses in connection with the sale of these Units, thus receiving $62,111,360 of net offering proceeds.

         The Partnership commenced operations on June 22, 1990. The Partnership acquired a total of $140,469,697 of leased equipment, of which $8,740,536, $14,347,283 and $11,388,058 was acquired during 1996, 1995 and 1994, respectively. The Partnership will no longer commit funds for reinvestment.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                                DECEMBER 31, 1996

3.       PARTNERSHIP ALLOCATIONS

                               Cash Distributions

         Cash distributions, which are based upon the results of operations and cash generated from operations other than liquidating distributions, are distributed 5% to the General Partners and 95% to the Class A Limited Partners and the Class B Limited Partner (collectively, the "Limited Partners"). The 95% distributed to the Limited Partners is generally allocated between the Class A Limited Partners and the Class B Limited Partner in the manner set forth in the table below.

      1.      During the reinvestment period.

                                                                    Class A         Class B
                                                                    Limited         Limited
                                                                   Partners         Partner     Reinvested
                                                                   --------         -------     ----------

        (A)   Until the Class A Limited Partners have received a
              3.5% quarterly (14% annualized), cumulative
              distribution on their capital contributions            100.0%          -               -
        (B)   Cash remaining after (A) above and
              until the Class B Limited Partner
              has received a 2.75% quarterly
              (11% annualized) distribution on its
              capital contributions                                    -           100.0%            -
        (C)   Cash remaining after (B) above
              is to be reinvested in additional
              equipment                                                -             -             100.0%

        2.    After the reinvestment period:

        (A)   Until the Class A Limited Partners have received
              a 3.5% quarterly (14% annualized), cumulative
              distribution on their capital contributions            100.0%          -               -
        (B)   Cash remaining after (A) above and
              until the Class B Limited Partner
              has received a 2.75% quarterly
              (11% annualized) distribution on its
              capital contributions                                    -           100.0%            -
        (C)   Cash remaining after (B) above
              and until the Class A Limited Partners receive a
              return of their capital contributions, plus a 10%
              annual, cumulative distribution compounded
              quarterly on their adjusted capital contributions
              ("Payout")                                              87.5%         12.5%            -

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                                DECEMBER 31, 1996

                                                                    Class A         Class B
                                                                    Limited         Limited
                                                                   Partners         Partner     Reinvested
                                                                   --------         -------     ----------

        (D)   Cash remaining after (C) above and until the
              Class B Limited Partner has received any
              previously undistributed portion of its
              2.75% quarterly (11% annualized) distribution on
              its capital contributions                                  -         100.0%            -

        (E)   Cash remaining after (D) above and
              until the Class B Limited Partner
              achieves Payout                                         12.5%         87.5%            -

        (F)   Cash remaining after (E) above                          70.0%         30.0%*           -

                   *subject to certain specified limitations.

         Upon liquidation of the Partnership, cash available for distribution will be distributed in accordance with the respective partners' capital accounts after all allocations of profits and losses.

                               Profits and Losses

         Profits (not including the special allocations discussed below) are first allocated to offset prior year losses, if any. Remaining profits are then allocated among the partners in the same manner that cash distributions are allocated, or would be allocated (as set forth above) if cash distributions were equal to the allocable profits.

         Losses (not including the special allocations discussed below) are first allocated to offset prior year profits and then 1% to the General Partners and 99% to the Limited Partners. The 99% allocated to the Limited Partners is shared 87.5% to the Class A Limited Partners and 12.5% for the Class B Limited Partner.

         There are several special allocation provisions included in the Partnership Agreement of which the two most significant are as follows: First, commissions and expenses paid in connection with the sale of Units are allocated 1% to the General Partners and 99% to the Limited Partners. The 99% allocated to the Limited Partners is shared 87.5% for the Class A Limited Partners and 12.5% for the Class B Limited Partner. Second, depreciation with respect to the equipment and any losses resulting from the sale of equipment was allocated 1% to the General Partners and 99% to the Limited Partners, until the cumulative amount of depreciation and losses so allocated to the Limited Partners equaled their aggregate capital contributions, net

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                                DECEMBER 31, 1996



of the commissions and other expenses paid in connection with the sale of the Units. The 99% allocated to the Limited Partners is shared by the Class A Limited Partners and the Class B Limited Partner in proportion to their respective net capital contributions. The General Partners were also specially allocated items of income to offset their 1% allocation of these two items.


4.       CASH EQUIVALENTS

         The Partnership invests working capital and cash flows from operations prior to its distribution to the partners or its reinvestment in additional equipment, in short-term highly liquid investments. These investments are primarily short-term commercial paper issued by large domestic corporations. At December 31, 1996, the Partnership held short-term commercial paper issued by Associates Corp., which was purchased for prices aggregating $2,662,068 with maturity values aggregating $2,675,000 and commercial paper issued by United Parcel Service, Inc. which was purchased for a price of $99,656 and had a maturity value of $100,000.


5.       RENTS AND OTHER RECEIVABLES

         Rents and other receivables consist primarily of accrued rents, accrued interest receivable, and property taxes billed but not collected. The Partnership provided allowances for uncollectible accounts of $172,900 and $144,421 at December 31, 1996 and 1995, respectively, with respect to such receivables.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                                DECEMBER 31, 1996

6.       NET INVESTMENT IN DIRECT FINANCING LEASES

         The investment in direct financing leases at December 31, 1996 and 1995 consisted of the following:


                                                        1996             1995

         Minimum lease payments receivable          $ 3,016,804      $ 4,092,438
         Estimated unguaranteed residual values         611,639          519,582
         Unearned lease income                         (658,129)        (984,743)
         Provision for losses                               -           (100,000)
                                                    -----------      -----------
                                                    $ 2,970,314      $ 3,527,277
                                                    ===========      ===========

         Direct financing lease receivables at December 31, 1996 are due in installments as follows:


            Year Ending December 31,                Amount
            ------------------------                ------
                 1997                            $1,390,200
                 1998                               596,672
                 1999                               492,514
                 2000                               366,754
                 2001                               170,664
                                                 ----------
                                                 $3,016,804
                                                 ==========


7.       EQUIPMENT ON OPERATING LEASES

         The following schedule provides an analysis of the Partnership's investment in equipment on operating leases as of December 31, 1996 and 1995:


                                                   1996              1995
                                               -----------       ------------
         Office technology and
                  communications equipment     $ 15,372,523      $ 16,960,659
         General equipment                       49,691,577        52,789,959
                                               ------------      ------------
                                                 65,064,100        69,750,618
                                               ------------      ------------
         Less:  Accumulated depreciation        (30,258,762)      (29,400,612)
                Write downs                        (459,134)         (724,212)
                                               ------------      ------------
                                               $ 34,346,204      $ 39,625,794
                                               ============      ============

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                                DECEMBER 31, 1996


         Additionally, the Partnership owned equipment purchased for purchase prices aggregating $1,070,557 and $1,056,470 (net book value of $206,624 and $56,395), which was off-lease at December 31, 1996 and 1995, respectively.

a.)  Minimum Future Rentals

         The following is a schedule by years of minimum future rentals on operating leases as of December 31, 1996:

    Year Ending
    December 31,                           Amount
    ------------                           ------

        1997                              $ 9,813,235
        1998                                7,268,632
        1999                                4,479,790
        2000                                2,842,012
        2001                                1,445,157
     Thereafter                             1,307,146
                                          -----------
                                          $27,155,972
                                          ===========

         Included in the table are rentals associated with the transaction discussed below which aggregated $9,755,206 at December 31, 1996.

b.)  Prepayment of Leases

         On December 11, 1995, the Partnership entered into a lease (Master Lease) with an unaffiliated third party (Master Lessee) for a term of approximately 110 months. Under the terms of the Master Lease, the Partnership assigned to the Master Lessee certain economic rights to certain user leases (with remaining lease terms ranging from 10 to 55 months) originally acquired by the Partnership for purchase prices aggregating $13,879,929 (including related acquisition fees) (Master Lease Equipment) and which represented future minimum lease rentals under non-cancelable leases totaling $7,563,186. The Master Lessee prepaid ("Prepayment of Leases"), on a discounted basis at a rate of 8.25%, the rent due to the Partnership under the Master Lease in the amount of $11,257,741 of which $8,531,925 remained outstanding at December 31, 1996 and which is carried as prepaid rent on the balance sheet at such date and accounted for as a financing. The Master Lease term exceeds the related original user lease terms. Additionally, at the inception of the Master Lease the amount of the Prepayment of Leases exceeded the aggregate of the remaining rental payment due under the user leases and the residual (salvage) value estimates for the equipment subject to the user leases, on an undiscounted basis. The Partnership does not have any economic obligations relating to the equipment subject to the Master Lease until such equipment is returned upon the expiration of the Master Lease. Upon expiration of the Master Lease, the economic benefits of all equipment (Master Lease equipment) still being leased by third parties as well as a portion of the residual value of such equipment based upon a formula will revert to the Partnership.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                                DECEMBER 31, 1996

8.       DISCOUNTED LEASE RENTALS

         Discounted lease rentals outstanding at December 31, 1996 and 1995 were $2,802,710 and $4,747,859, respectively and bare interest at rates ranging from 5.31% to 10.83%. Aggregate maturities of these non-recourse obligations at December 31, 1996 are as follows:

                      Year Ending
                      December 31,                                      Amount
                      ------------                                      ------
                          1997                                        $1,173,913
                          1998                                           658,875
                          1999                                           969,922
                                                                      ----------
                                                                      $2,802,710
                                                                      ==========

9.       CONCENTRATION OF CREDIT RISK

         Approximately 66% of the Partnership's equipment acquired since inception based upon original cost was leased to lessees which were investment grade lessees, or entities which were operating subsidiaries of investment grade companies. An investment grade lessee is a company with a credit rating of not less than Baa, as determined by Moody's Investor Services, Inc. or comparable credit ratings, as determined by other recognized credit rating services.

         The following table (which includes equipment accounted for as direct financing leases) describes the Partnership's equipment portfolio as of December 31, 1996 and 1995 by significant equipment industry type. This table excludes equipment held for sale or lease at December 31, 1996 and 1995 respectively.


                                              DECEMBER 31 1996    DECEMBER 31 1995
           EQUIPMENT TYPE(1)                   % OF PORTFOLIO      % OF PORTFOLIO
           -----------------                   --------------      --------------
Industrial (Includes Forklifts)                     27.23%               19.55%
Manufacturing                                       17.34                17.81
Transportation                                      14.11                14.53
Furniture and Fixtures                               8.51                11.29
Communications                                       7.65                 8.87
PCs and Workstations                                 7.74                 8.14
Mining and Construction                              6.54                 7.44
Peripherals and Printers                             6.53                 7.32
Medical and Research                                 4.35                 4.09
Other                                                   -                 0.96
                                                   ------               ------
Total                                              100.00%              100.00%
                                                   ======               ======


1  Includes equipment subject to direct financing leases.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                                DECEMBER 31, 1996


10.      TRANSACTIONS WITH AFFILIATES

                        Acquisition and Operating Stages

         Acquisition of Equipment The Partnership acquired, on an all-cash basis, equipment from CAII, an affiliate of the Managing General Partner, at purchase prices aggregating $2,542,028, $9,148,443 and $3,545,037 (not including acquisition fees) during 1996, 1995 and 1994, respectively. During 1996, 1995 and 1994, the Partnership also acquired equipment subject to lease for purchase prices aggregating $5,944,610, $4,782,289 and $7,511,115, respectively, from unaffiliated third parties.

         The purchase price of the equipment acquired from CAII and the value of the equipment contributed by CAII, the Class B Limited Partner, were equal to the lesser of the adjusted cost of the equipment or the appraised value of the equipment at the time of its acquisition by the Partnership. The adjusted cost of the equipment was equal to the price paid by CAII, plus the cost of an appraisal, CAII's cost of interim financing for the equipment and any taxes paid by CAII, less certain interim rentals received by CAII with respect to the equipment.

         Acquisition Fee The Managing General Partner receives a fee equal to
(i) 2.25% of the purchase price of equipment purchased with gross offering proceeds from the sale of Units, and (ii) 3.0% of the purchase price of equipment purchased with reinvested Partnership income as compensation for evaluating, selecting, negotiating and consummating the acquisition of the equipment. There is no acquisition fee payable with respect to the equipment contributed by the Class B Limited Partner. The Managing General Partner earned $253,898, $416,551 and $331,906 of acquisition fees attributable to the acquisition of equipment during 1996, 1995 and 1994, respectively. Acquisition fees are capitalized in the cost of equipment and depreciated with the related equipment for equipment subject to operating leases and are capitalized and amortized as a part of the investment in direct financing leases for equipment subject to such leases.

         Management Fees The General Partners receive a quarterly fee in an amount equal to 2.0% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement, and 5.0% of gross rentals for other leases (payable 55% to the Managing General Partner and 45% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $590,817, $549,780 and $607,514 were earned by the General Partners with regard to the rentals earned by the Partnership during 1996, 1995 and 1994, respectively.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                                DECEMBER 31, 1996

         Disposition Fees The Managing General Partner was entitled to receive a subordinated disposition fee in an amount equal to the lesser of (i) 50% of the fee that would be charged by an unaffiliated party, or (ii) 3% of the gross contract price relating to each sale of equipment as compensation for negotiating and consummating sales of equipment. At December 31, 1996, the Partnership reversed previously accrued subordinated disposition fees composed of $61,693 recorded during the first nine months of 1996, $18,474 which would have accrued in the fourth quarter and $342,661 recorded in prior years because the Managing General Partner concluded that it is no longer probable that these subordinated disposition fees will ever be paid. At December 31, 1996, the subordinated disposition fees totaled $422,828. However, the Partnership will not accrue these, or any future amounts, unless and until the payment of these subordinated disposition fees by the Partnership becomes probable.

         Accountable General and Administrative Expenses The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. Such reimbursable expenses, all of which were reimbursable to the Managing General Partner, amounted to $25,000 for each of the years ended December 31, 1996, 1995 and 1994.

         As part of the class action settlement, (see footnote 12, "Litigation"), beginning January 1996, all fees and distribution payable to the Administrative General Partner and all future fees and distributions earned by the Administrative General Partner have been assigned by an affiliate to an escrow account for the benefit of class members.

11.      RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

         The following is a reconciliation of the net income as shown in the accompanying financial statements to the taxable income reported for federal income tax purposes:

                                                1996             1995              1994
                                            -----------      ------------      -----------
Net income per financial statements         $ 4,258,032      $  3,957,086      $ 2,670,613

Increase (decrease) resulting from:
    Depreciation                             (2,012,678)       (2,129,473)      (2,598,811)
    Direct financing leases                   1,272,639         1,175,166          851,770
    Prepaid rental income and deposits          180,926             8,907         (398,358)
    Provisions for losses and bad debts         802,854           447,900        1,797,272
    Gain on sale of equipment                   259,071           639,453         (588,146)
    Prepaid rent                             (2,592,799)       11,124,724             --
    Other                                      (155,367)           (4,361)         330,110
                                            -----------      ------------      -----------
Taxable income per federal
    income tax return                       $ 2,012,678      $ 15,219,402      $ 2,064,450
                                            ===========      ============      ===========

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                                DECEMBER 31, 1996


         The following is a reconciliation of the amount of the Partnership's net equity as shown in the accompanying financial statements to the tax bases of the Partnership's net assets:

                                                    1996             1995               1994
                                                -----------      -----------        -----------
    Net Partnership equity per financial
        statements                              $26,186,611      $34,113,196        $41,629,451
    Increase (decrease) resulting from:
        Commission and expenses paid
        in connection with the sale
        of Class A limited partner units          8,952,640        8,952,640          8,952,640
        Distributions payable to partners         1,688,938        1,211,123          1,211,123
        Direct financing lease income             4,266,016        2,993,378          2,390,892
        Deferred rental income and deposits         730,591          911,517            902,610
        Allowances for losses                       715,956          876,439          2,415,053
        Accumulated depreciation and
         basis of contributed equipment         (17,088,688)     (16,281,133)       (17,995,183)
        Other                                       325 022           34,580            683,817
        Prepaid rent                              8,531,925       11,124,724                  -
                                                -----------      -----------        -----------
    Tax bases of net assets                     $34,309,011      $43,936,464        $40,190,403
                                                ===========      ===========        ===========


12.      LITIGATION

         In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York ("District Court") concerning PaineWebber Incorporated sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group, Inc. (together, "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re: PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including the Administrative General Partner of the Partnership.

         The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interest in the Partnerships, PaineWebber and the Administrative General Partner (1) failed to provide adequate disclosure of the risks involved with the Partnerships; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs also alleged that following the sale of

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                                DECEMBER 31, 1996

the Partnership investments PaineWebber and the Administrative General Partner misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber and the Administrative General Partner violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

         On May 30, 1995, the District Court certified class action treatment of the plaintiffs' claims in the class action entitled, In re: PaineWebber Limited Partnerships Litigation.

         In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. A definitive settlement agreement was signed in July 1996 and in March 1997 the District Court approved the settlement as fair and reasonable. Under the terms of the settlement, PaineWebber agreed to pay $125 million and additional consideration to class members.

         In February 1996, approximately 230 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understanding the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages. In September 1996, the California Superior Court dismissed many of the plaintiffs' claims as barred by the applicable statutes of limitation. In March 1997, a settlement was reached in various cases, including the Abbate litigation.

         Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber and its affiliates, including the Administrative General Partner, were entitled to indemnification from the Partnership for expenses and liabilities in connection with the above litigation. PaineWebber and its affiliates have agreed to not seek any indemnification from the Partnership for any amounts payable in connection with the New York Limited Partnership Actions. Additionally, the General Partners believe that the Abbate settlement will not have a material impact on the Partnership's financial statements taken as a whole.

                                    PART III


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no changes in accountants or disagreements with accountants with respect to accounting or financial disclosure issues during 1996 or 1995.

Item 10. Directors and Executive Officers of the Registrant

         The Partnership has no officers and directors. The General Partners jointly manage and control the affairs of the Partnership and have general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the General Partners is as follows:

                         CAI Equipment Leasing II Corp.

                Name                                      Positions Held
                ----                                      --------------
         John F. Olmstead                          President and Director

         Dennis J. Lacey                           Senior Vice President and Director

         Anthony M. DiPaolo                        Senior Vice President and Director

         Daniel J. Waller                          Director

         Richard H. Abernethy                      Director

         John A. Reed                              Vice President, Assistant Secretary
                                                   and Director

         David J. Anderson                         Assistant Vice President and
                                                   Chief Accounting Officer

         John F. Olmstead, age 52, joined CAII as Vice President in December 1988. He is responsible for overseeing and directing CAII's equity department programs, including all of its public and private investor sales. Mr. Olmstead has a Bachelor of Science degree in Accounting from Indiana University, has completed the CPA Exam and received a Juris Doctorate from Indiana Law School. He has been involved in the equipment leasing business since 1969, as a co-founder of Finalco, Incorporated, for which he served as President from 1976 through March 1983. From 1983 to 1988 he operated his own leasing company as well as several manufacturing companies.

         Dennis J. Lacey, age 43, became associated with CAII as Vice President, Operations in October of 1989. Mr. Lacey has served as Treasurer and Chief Financial Officer of CAI and currently serves as its President and Chief Executive Officer and is a Director of CAII. Mr. Lacey was formerly an audit partner with Coopers & Lybrand. Mr. Lacey holds a degree in Accounting and Finance from the University of West Florida.

         Anthony M. DiPaolo, age 38, joined CAII in July 1990 as an Assistant Treasurer and is currently Senior Vice President/Director for the company. He has held financial management positions as Chief Financial Officer for Mile High Kennel Club, Inc. from 1988 to 1990 and was Vice President/Controller for VICORP Restaurants, Inc. from 1986 to 1988. Mr. DiPaolo holds a Bachelor of Science degree in Accounting from the University of Denver.

         Daniel J. Waller, age 38, joined CAII in July 1990, as a manager of Investor Relations. Mr. Waller is currently the Vice President, Capital Markets Group. Prior to joining CAII, Mr. Waller was an audit manager with Coopers & Lybrand for over three years and gained considerable experience in the leasing industry. While at Coopers & Lybrand, Mr. Waller held positions with the company's International Accounting and Auditing Committee as well as the national Auditing Directorate. Mr. Waller holds a Bachelor of Arts degree in Accounting from the University of Northern Iowa.

         Richard H. Abernethy, age 42, joined CAII in April 1992 as Equipment Valuation Manager and currently serves as Vice President of Asset Management. Mr. Abernethy has 13 years experience in the leasing industry, including prior positions with Barclays Leasing Inc., from November 1986 to February 1992, and Budd Leasing Corporation, from January 1981 to November 1986. Mr. Abernethy holds a Bachelor of Arts in Business Administration from the University of North Carolina at Charlotte.

         John A. Reed, age 41, joined CAII in January 1990 as the Tax Director and Assistant Secretary. Mr. Reed is currently the Vice President of Marketing and is responsible for all lease documentation and management of transaction structuring and processing. Prior to joining the Marketing Department, Mr. Reed was Vice President of Credit and Debt Administration. He spent seven and one half years with Coopers & Lybrand in the Tax Department and served on CAII's tax consulting engagement during that time. Mr. Reed obtained degrees Bachelor of Arts in Social Sciences and Masters of Science in Accounting, from Colorado State University.

         David J. Anderson, age 43, joined CAII in August 1990 as Manager of Billing & Collections and currently serves as Assistant Vice-President/Chief Accounting Officer. Prior to joining CAII, Mr. Anderson was Vice President/Controller for Systems Marketing, Inc., from 1985 to 1990, and previous to that working in several senior staff positions at the Los Alamos National Laboratory and with Ernst & Whinney. Mr. Anderson holds a Bachelor of Business Administration degree in Accounting from the University of Wisconsin.

                       General Equipment Management, Inc.

                Name                              Positions Held
                ----                              --------------
         Gerald F. Goertz, Jr.              Chairman of the Board
         Stephen R. Dyer                    President and Director
         Joseph P. Ciavarella               Vice President, Secretary, Treasurer, Chief Financial
                                            and Accounting Officer.
         Clifford B. Wattley                Vice President, Assistant Secretary and Director

         Gerald F. Goertz, Jr., age 39, is Chairman of the Board of Directors of the Administrative General Partner. Mr. Goertz joined PaineWebber Incorporated in December 1990 and holds the position of Senior Vice President and Director of Specialized Investment Services. Prior to joining PaineWebber Incorporated, Mr. Goertz was associated with CG Realty Advisors and The Freeman Company. He received his Bachelor of Arts degree in Business Administration in 1979 from Vanderbilt University and his Juris Doctorate and Masters of Business Administration from Memphis State University in 1982.

         Stephen R. Dyer, age 37, is President and a Director of the Administrative General Partner. He joined PaineWebber Incorporated in June 1988 as a Divisional Vice President and is currently a Corporate Vice President and Director of Private Investments. Prior to joining PaineWebber Incorporated, Mr. Dyer had been employed, since June 1987, as an Assistant Vice President in the Retail National Products Group of L.F. Rothschild & Co. Incorporated. Prior to joining L.F. Rothschild, he was employed, beginning in January 1985, as an Associate in the Real Estate Department of Thomson McKinnon Securities Inc. From July 1981 to August 1983, Mr. Dyer was on the audit staff of the accounting firm of Arthur Young & Company. He received his Bachelor of Science degree in Accounting in 1981 from Boston College and a Masters of Business Administration from Indiana University in December 1984. Mr. Dyer is a Certified Public Accountant.

         Joseph P. Ciavarella, age 41, is Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of the Administrative General Partner. He joined PaineWebber Incorporated in May 1995 as a Corporate Vice President. Immediately prior to joining PaineWebber Incorporated, he was associated from August 1993 to May 1995 with the Aviation Capital Group. From 1983 to 1993, he was a financial officer of Integrated Resources Inc. and a senior officer in the Equipment Leasing Division, Aircraft Finance and capital market areas. He is a graduate of Hofstra University and is a Certified Public Accountant.

         Clifford B. Wattley, age 47, is a Vice President, Assistant Secretary and a Director of the Administrative General Partner. Mr. Wattley is a Corporate Vice President with PaineWebber Incorporated, having joined the firm in 1986. He also was employed previously by Paine, Webber, Jackson & Curtis from 1979 to 1980. From 1986 to 1992, Mr. Wattley participated in PaineWebber's Principal Transactions Group. From 1992, Mr. Wattley has been a member of the Private Investment Department. He holds a Bachelor of Science degree in engineering from Columbia University and a Masters in Business Administration from Harvard University.

 Item 11. Executive Compensation

         No compensation was paid by the Partnership to the officers and directors of the General Partners. See Item 13 of this Report, "Certain Relationships and Related Transactions", which is incorporated herein by reference, for a description of the compensation and fees paid to the General Partners and their affiliates by the Partnership during 1996.


Item 12.          Security Ownership of Certain Beneficial Owners and Management

                  (a) As of the date hereof, no person is known by the Partnership to be the beneficial owner of more than 5% of the Units of the Partnership. The Partnership has no directors or officers, and neither the General Partners nor the Class B Limited Partner of the Partnership own any Units. ATL, Inc. an affiliate of the Administrative General Partner, own 1,551 Units purchased pursuant to legal settlements with certain partnerships.

                           CAII, an affiliate of the Managing General Partner, owns 100% of the Partnership's Class B Units.

                           The names and addresses of the General Partners and the Class B Limited Partner are as follows:

                                    Managing General Partner:

                                            CAI Equipment Leasing II Corp.
                                            7175 W. Jefferson Avenue
                                            Suite 3000
                                            Lakewood, CO  80235

                                    Administrative General Partner:

                                            General Equipment Management, Inc.
                                            1200 Harbor Boulevard, 5th Floor
                                            Weehawken, NJ  07087

                                    Class B Limited Partner:

                                            Capital Associates International,
                                            Inc.
                                            7175 W. Jefferson Avenue
                                            Suite 3000
                                            Lakewood, CO  80235

                  (b) No directors or officers of the Managing General Partner, the Administrative General Partner or the Class B Limited Partner owned any Units as of March 1, 1997.

                  (c) The Partnership knows of no arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership.

Item 13. Certain Relationships and Related Transactions

         The General Partners and their affiliates have received or will receive certain types of compensation, fees, or other distributions in connection with the operations of the Partnership. The fees and compensation were determined in accordance with the applicable provisions of the Partnership Agreement.

         Following is a summary of the amounts paid or payable to the General Partners and their affiliates during 1996.

                        Acquisition and Operating Stages

         Acquisition of Equipment During 1996, the Partnership acquired, on an all-cash basis, equipment from CAII, an affiliate of the Managing General Partner, at a purchase price of $2,542,028 (not including acquisition fees).

         The purchase price of the equipment acquired from CAII and the value of the equipment contributed by the Class B Limited Partner were equal to the lesser of the adjusted cost of the equipment or the appraised value of the equipment at the time of its acquisition by the Partnership. The adjusted cost of the equipment was equal to the price paid by CAII, plus the cost of an appraisal, CAII's cost of interim financing for the equipment and any taxes paid by CAII, less certain interim rentals received by CAII with respect to the equipment.

         Acquisition Fee The Managing General Partner received a fee equal to
(i) 2.25% of the purchase price of equipment purchased with gross offering proceeds from the sale of Units, and (ii) 3.0% of the purchase price of equipment purchased with reinvested Partnership income as compensation for evaluating, selecting, negotiating and consummating the acquisition of the equipment. There is no acquisition fee payable with respect to the equipment contributed by the Class B Limited Partner. The Managing General Partner earned $253,898 of acquisition fees attributable to the acquisition of equipment during 1996.

         Management Fees The General Partners receive a quarterly fee in an amount equal to 2.0% of gross rentals for full payout leases and 5.0% of gross rentals for other leases (payable 55% to the Managing General Partner and 45% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $590,817 were earned by the General Partners with regard to the rentals earned by the Partnership during 1996.

         Disposition Fees At December 31, 1996, the Partnership reversed previously accrued subordinated disposition fees composed of $61,693 recorded during the first nine months of 1996 and $342,661 recorded in prior years because the Managing General Partner concluded that it is no longer probable that these subordinated disposition fees will ever be paid. At December 31, 1996, the subordinated disposition fees (including amounts attributable to the fourth quarter of 1996) totaled $422,828. However, the Partnership will not accrue these, or any future amounts, unless and until the payment of these subordinated disposition fees by the Partnership becomes probable.

         Accountable General and Administrative Expenses The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. Such reimbursable expenses amounted to $25,000 during 1996, all of which was reimbursable to the Managing General Partner.

         As part of the class action settlement (see Footnote 12, "Litigation"), beginning January 1996, all fees and distribution payable to the Administrative General Partner and all future fees and distributions earned by the Administrative General Partner have been assigned by an affiliate to an escrow account for the benefit of class members.

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K

(a) and    (d)    The following documents are filed as part of this Report:

                  1.       Financial Statements:  (Incorporated by reference to
                           Item 8 of this Report, "Financial Statements and Supplementary Data").

                  (b) The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1996.

                  (c)      Exhibits required to be filed.

                           Exhibit No.      Description

                           4.1 Amended and Restated Agreement of Limited Partnership of PaineWebber Preferred Yield Fund, L.P. dated June 22, 1990. Filed as
                                    Exhibit 4.1 to the Registrant's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    June 30, 1990.

                           4.2 Amendment No. 7 to the Amended and Restated Agreement of Limited Partnership of PaineWebber Preferred Yield Fund, L.P., dated February 7, 1991. Filed as Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.*

                           4.3 Amendment No. 8 to the Amended and Restated Agreement of Limited Partnership of PaineWebber Preferred Yield Fund L.P., dated August 31, 1992. Filed as Exhibit 4(d) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.*

                           4.4 Amendment No. 11 to the Amended and Restated Agreement of Limited Partnership of PaineWebber Preferred Yield Fund, L.P., dated April 30, 1993. Filed as Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.*

                           10.1 Net Worth Maintenance Agreement, dated March 1, 1990, by and among Capital Associates, Inc., CAI Equipment Leasing II Corp. and the Registrant. Filed as Exhibit 10(c) to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Commission File No. 33-33025) on March 16, 1990.*

                           11 Partnership's policy regarding requests for partner lists.


--------------------------

(2) Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission which is incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated:  March 31, 1997

                              PaineWebber Preferred Yield Fund, L.P.

                              By:   General Equipment Management, Inc.
                                    Administrative General Partner

                                    By:   /s/ Stephen R. Dyer
                                          -----------------------------------
                                          Stephen R. Dyer
                                          President and Director

                                    By:   /s/ Joseph P. Ciavarella
                                          -----------------------------------
                                          Joseph P. Ciavarella
                                          Vice President, Secretary,
                                          Treasurer, Chief Financial
                                          and Accounting Officer

                              By:   CAI Equipment Leasing II Corp.
                                    Managing General Partner

                                    By:   /s/ John F. Olmstead
                                          -----------------------------------
                                          John F. Olmstead
                                          President and Director


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1997.

Signature                                 Title
---------                                 -----
/s/ John F. Olmstead                      President and Director of
---------------------------------         CAI Equipment Leasing II Corp.
John F. Olmstead

/s/ John E. Christensen                   Senior Vice President,
---------------------------------         Principal Financial and
John E. Christensen                       Chief Administrative Officer
                                          and Director of CAI
                                          Equipment Leasing II Corp.

/s/ Dennis J. Lacey                       Senior Vice President
---------------------------------         and Director of CAI
Dennis J. Lacey                           Equipment Leasing II Corp.


/s/ Anthony M. DiPaolo                    Senior Vice President,
---------------------------------         Assistant Secretary and Director
Anthony M. DiPaolo                        of CAI Equipment Leasing II Corp.


/s/ Richard H. Abernethy                  Vice President and Director of
---------------------------------         CAI Equipment Leasing II Corp.
Richard H. Abernethy


/s/ John A. Reed                          Vice President, Assistant Secretary
---------------------------------         and Director of CAI Equipment
John A. Reed                              Leasing II Corp.


/s/ Daniel J. Waller                      Director of CAI Equipment
---------------------------------         Leasing II Corp.
Daniel J. Waller


/s/ Gerald F. Goertz, Jr.                 Chairman  of  the  Board of General
---------------------------------         Equipment Management, Inc.
Gerald F. Goertz, Jr.


/s/ Stephen R. Dyer                       President and Director of General
---------------------------------         Equipment Management, Inc.
Stephen R. Dyer


/s/ Joseph P. Ciavarella                  Vice President, Secretary, Treasurer,
---------------------------------         Chief Financial and Accounting
Joseph P. Ciavarella                      Officer and Director of General
                                          Equipment Management, Inc.


/s/ Clifford B. Wattley                   Vice President, Assistant Secretary
--------------------------------          Director of General Equipment
Clifford B. Wattley                       Management, Inc.

                                  Exhibit Index

Exhibit No.    Description                                                  Page
-----------    -----------                                                  ----
4.1            Amended and Restated Agreement of Limited Partnership of
               PaineWebber Preferred Yield Fund, L.P., dated June 22,
               1990. (Incorporated by Reference.)                             *

4.2            Amendment No. 7 to the Amended and Restated Agreement of
               Limited Partnership of PaineWebber Preferred Yield Fund,
               L.P., dated February 7, 1991. (Incorporated by
               Reference.)                                                    *

4.3            Amendment No. 8 to the Amended and Restated Agreement of
               Limited Partnership of PaineWebber Preferred Yield Fund,
               L.P., dated August 31, 1992. (Incorporated by
               Reference.)                                                    *

4.4            Amendment No. 11 to the Amended and Restated Agreement
               of Limited Partnership of PaineWebber Preferred Yield
               Fund, L.P., dated April 30, 1993. (Incorporated by
               Reference.)                                                    *

10.1           Net Worth Maintenance Agreement, dated March 1, 1990, by
               and among Capital Associates, Inc., CAI Equipment
               Leasing II Corp. and the Registrant. (Incorporated by
               Reference.)                                                    *

11 Partnership's policy regarding requests for partner lists.



---------------------

* See Item 14(c) for statement of location of exhibits incorporated by reference.