Form 10-K405/A
period 1996-12-31
PAINEWEBBER PREFERRED YIELD FUND L P
filed 1997-05-06
CIK 859176

                                 FORM 10-K/A

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


                                                As of December 31
                                                  or Year Ended
                                                  December 31,
-------------------------------------------------------------------------------------------------------------------------------

                                                       1996             1995           1994             1993            1992
                                                    -----------     -----------     -----------     -----------     -----------
Total Revenues                                      $16,059,351     $16,382,650     $18,149,798     $21,469,262     $22,137,832

Net Income                                            4,258,032       3,957,086       2,670,613       2,686,038       5,488,318

Net Income per Class A Limited Partnership Unit           27.80           22.14           11.70           10.78           28.51


 Total Assets                                        41,098,131      53,302,011      49,115,873      57,919,012      62,930,472

Discounted Lease Rentals                              2,802,710       4,747,859       4,531,890       4,555,585         318,126

Partners' Equity                                     26,186,611      34,113,196      41,629,451      50,432,179      59,219,482

Distributions Declared to Partners                   12,184,617      11,473,341      11,473,341      11,473,341      11,459,765


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

11             Partnership's policy regarding requests for
               partner lists. (Incorporated by Reference.)                    *



---------------------

* See Item 14(c) for statement of location of exhibits incorporated by reference.