Form 10-Q
period 1997-03-31
PAINEWEBBER PREFERRED YIELD FUND L P
filed 1997-05-15
CIK 859176

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________to__________________

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



7175 West Jefferson Avenue
        Suite 4000
    Lakewood, Colorado                                             80235
   (Address of principal                                        (Zip Code)
    executive offices)

        Registrant's telephone number, including area code (303) 980-1000


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No_____ .

                     PaineWebber Preferred Yield Fund, L.P.
                      Quarterly Report on Form 10-Q for the
                          Quarter Ended March 31, 1997

                                Table of Contents


                                                                            Page
                                                                            ----

Part I.      FINANCIAL INFORMATION

             Item 1.    Financial Statements (unaudited)                      2

                        Balance Sheets - March 31, 1997 and
                        December 31, 1996                                     2

                        Statements of Income for the three months
                        ended March 31, 1997 and 1996                         3

                        Statements of Partners' Equity for the three
                        months ended March 31, 1997 and 1996                  4

                        Statements of Cash Flows for the three months
                        ended March 31, 1997 and 1996                         5

                        Notes to Financial Statements                         7

             Item 2.    Management's Discussion and Analysis of
                        Financial Condition and Results of Operations        10

  Part II.   OTHER INFORMATION

             Item 1.Legal Proceedings                                        13
             Item 6.Exhibits and Reports on Form 8-K                         14

                          Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

              BALANCE SHEETS --MARCH 31, 1997 AND DECEMBER 31, 1996
                                   (unaudited)

                                                                1997              1996
                                                                ----              ----
                                  ASSETS
Cash and cash equivalents                                   $ 4,513,835       $ 2,879,451
Rent and other receivables, net                                 226,350           685,850
Equipment held for sale or lease, net of
  accumulated depreciation of
  $2,131,840 and $780,011 at 1997 and
  1996 and write-downs of
  $112,754 and $83,922 at 1997 and 1996                         537,950           206,624
Net investment in direct financing leases                     2,607,722         2,970,314
Equipment on operating leases, net of
  accumulated depreciation of $29,702,576
  in 1997 and $30,258,762 in 1996 and
  write downs of $399,816 in
  1997 and $459,134 in 1996                                  31,794,027        34,346,204
Other assets, net                                                 9,550             9,688
                                                            -----------       -----------
    Total assets                                            $39,689,434       $41,098,131
                                                            ===========       ===========

                     LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
  Prepaid rent (Note 4)                                     $ 7,972,233       $ 8,531,925
  Accounts payable and accrued liabilities                      279,241           370,940
  Payable to affiliates (Note 2)                                830,697           773,335
  Interest payable                                               10,877            13,081
  Deferred rental income and deposits                           730,153           730,591
  Distributions payable to partners                           3,135,994         1,688,938
  Discounted lease rentals                                    2,458,359         2,802,710
                                                            -----------       -----------
    Total liabilities                                        15,417,554        14,911,520
                                                            -----------       -----------

Commitments and contingencies (Notes 2,3 and 4)

PARTNERS' EQUITY:
  General Partners                                            1,120,383         1,216,120
  Limited Partners:
    Class A (142,128 Units outstanding)                      20,237,033        21,828,653
    Class B                                                   2,914,464         3,141,838
                                                            -----------       -----------
      Total Partners' equity                                 24,271,880        26,186,611
                                                            -----------       -----------
      Total liabilities and partners' equity                $39,689,434       $41,098,131
                                                            ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                              STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (unaudited)

                                                    1997             1996
                                                    ----             ----
REVENUE:
    Rentals from operating leases                $3,194,329       $3,695,584
    Direct financing lease income                   105,361          155,110
    Gain on sale of equipment                        53,716          333,780
    Interest                                         39,880          103,475
                                                 ----------       ----------
                                                  3,393,286        4,287,949
                                                 ----------       ----------

EXPENSES:
    Depreciation and amortization                 2,039,036        2,397,452
    Write downs                                          --           75,000
    Management fees (Note 2)                        134,707          151,547
    Subordinated disposition fees (Note 2)               --           16,905
    Interest                                        215,339          322,382
    General and administrative (Note 2)              50,600           61,125
                                                 ----------       ----------

                                                  2,439,682        3,024,411
                                                 ----------       ----------

NET INCOME                                       $  953,604       $1,263,538
                                                 ==========       ==========

NET INCOME ALLOCATED:
    To the General Partners                      $   47,680       $   63,177
    To the Class A Limited Partners                 895,620        1,153,253
    To the Class B Limited Partner                   10,304           47,108
                                                 ----------       ----------
                                                 $  953,604       $1,263,538
                                                 ==========       ==========

NET INCOME PER WEIGHTED AVERAGE
    NUMBER OF UNITS OF CLASS A LIMITED
    PARTNER INTEREST OUTSTANDING                 $     6.30       $     8.11
                                                 ==========       ==========


WEIGHTED AVERAGE NUMBER OF
    UNITS OF CLASS A LIMITED PARTNER
    INTEREST OUTSTANDING                            142,128          142,128
                                                 ==========       ==========


                   The accompanying notes are an integral part
                         of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (unaudited)



                                                              Class A        Class B
                                            General           Limited        Limited
                                           Partners          Partners        Partner          Total
                                           --------          --------        -------          -----
Balance, January 1, 1997                  $1,216,120       $21,828,653     $3,141,838     $26,186,611

     Net income                               47,680           895,620         10,304         953,604

     Distributions declared                 (143,417)       (2,487,240)      (237,678)     (2,868,335)
                                          ----------       -----------     ----------     -----------

Balance, March 31, 1997                   $1,120,383       $20,237,033     $2,914,464     $24,271,880
                                          ==========       ===========     ==========     ===========


Balance, January 1, 1996                  $1,612,447       $28,417,629     $4,083,120     $34,113,196

     Net income                               63,177         1,153,253         47,108       1,263,538

     Distributions declared                 (143,417)       (2,487,240)      (237,678)     (2,868,335)
                                          ----------       -----------     ----------     -----------

Balance, March 31, 1996                   $1,532,207       $27,083,642     $3,892,550     $32,508,399
                                          ==========       ===========     ==========     ===========




                   The accompanying notes are an integral part
                         of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (unaudited)

                                                                   1997               1996
                                                                   ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $   953,604        $ 1,263,538
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                             2,039,036          2,397,452
       Write-downs                                                      --             75,000
       Gains on sale of equipment, net                             (53,716)          (333,780)
       Change in assets and liabilities:
         Rent and other receivables                                121,873            260,625
         Accounts payable and accrued liabilities                  (91,699)           133,856
         Payable to affiliates                                      57,362             15,827
         Interest payable                                           (2,204)            (3,528)
         Deferred rental income and deposits                          (438)           (78,960)
         Prepaid rent                                             (511,439)          (513,183)
         Other assets                                                  138              1,486
                                                               -----------        -----------
           Net cash provided by operating activities             2,512,517          3,218,333
                                                               -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Recovery of investment in direct financing leases               369,184            280,932
   Proceeds from sale of equipment including application
     of prepaid rent                                               522,242            592,104
   Purchase of equipment on operating leases (Note 2)               (3,929)        (3,721,880)
   Investment in direct financing leases (Note 2)                       --            (90,912)
   Accounts payable arising from equipment purchase                     --             72,752
   Payable to affiliates arising from equipment purchase                --              2,183
                                                               -----------        -----------
     Net cash provided by (used in) investing activities           887,497         (2,864,821)
                                                               -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of discounted lease rentals                          (344,351)          (594,441)
   Cash distributions paid to partners                          (1,421,279)        (2,839,652)
                                                               -----------        -----------
     Net cash used in financing activities                      (1,765,630)        (3,434,093)
                                                               -----------        -----------

NET INCREASE (DECREASE)  IN CASH
   AND CASH EQUIVALENTS                                          1,634,384         (3,080,581)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                           2,879,451          9,235,759
                                                               -----------        -----------



                     The accompanying notes are an integral
                       part of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (unaudited)

                                                              1997             1996
                                                              ----             ----
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                           $4,513,835       $6,155,178
                                                           ==========       ==========

   Supplemental schedule of cash flow information:
     Interest paid                                         $  217,543       $  325,910
                                                           ==========       ==========

NON CASH TRANSACTIONS
   Equipment subject to operating leases
     converted to direct financing leases at renewal       $    6,592       $  157,414
                                                           ==========       ==========
   Distributions declared but not paid to partners         $3,135,994       $1,239,806
                                                           ==========       ==========
   Prepaid rent applied in equipment sale                  $   48,253       $    -   .
                                                           ==========       ==========




                   The accompanying notes are an integral part
                         of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (unaudited)

1.       GENERAL

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of the General Partners, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1996, has been derived from the audited financial statements included in the Partnership's Annual Report on Form 10-K. For further information, refer to the financial statements of PaineWebber Preferred Yield Fund, L.P. (the "Partnership"), and the related notes, included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, previously filed with the Securities and Exchange Commission.

         Certain reclassifications were made to the 1996 financial statements to conform to the classifications used in 1997.

2.       TRANSACTIONS WITH AFFILIATES

         Management Fees The General Partners receive a quarterly fee in an amount equal to 2.0% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement, and 5.0% of gross rentals for other leases (payable 55% to the Managing General Partner and 45% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $134,707 were earned by the General Partners with respect to the rental revenues earned by the Partnership during the three months ended March 31, 1997.

         Disposition Fees The Managing General Partner was entitled to receive a subordinated disposition fee in an amount equal to the lesser of (i) 50% of the fee that would be charged by an unaffiliated party, or (ii) 3% of the gross contract price relating to each sale of equipment as compensation for negotiating and consummating sales of equipment. At December 31, 1996, the Partnership reversed previously accrued subordinated disposition fees totaling $422,828 because the Managing General Partner concluded that it is no longer probable that these subordinated disposition fees will ever be paid. Of such amount $16,905 was incurred during the quarter ended March 31, 1996. However, the Partnership will not accrue any future amounts, unless and until the payment of subordinated disposition fees by the Partnership becomes probable.

         Accountable General and Administrative Expenses The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. Such reimbursable expenses, all of which were paid to the Managing General Partner, amounted to $6,250 during the three months ended March 31, 1997.

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

         The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interest in the Partnerships, PaineWebber and the Administrative General Partner (1) failed to provide adequate disclosure of the risks involved with the Partnerships; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs also that following the sale of the Partnership investments PaineWebber and the Administrative General Partner misrepresented financial information about the partnership's value and performance. The amended complaint alleged that PaineWebber and the Administrative General Partner violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

         On May 30, 1995, the U.S. District Court certified class action treatment of the plaintiffs' claims in the class action entitled, in re:
PaineWebber Limited Partnerships Litigation.

         In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. A definitive settlement agreement was signed in July 1996 and in March 1997 the District Court approved the settlement as fair and reasonable. Under the terms of the settlement, PaineWebber agreed to pay $125 million and additional consideration to class members. The investors who had objected to the settlement have appealed the District Court's approval to the United States Court of Appeals for the Second Circuit.

         In February 1996, approximately 230 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understanding the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages. In September 1996, the California Superior Court dismissed many of the plaintiff's claims as barred by the applicable statutes of limitation. In March 1997, a settlement was reached in various cases, including the Abbate litigation.



4.       PREPAYMENT OF LEASES

         On December 11, 1995, the Partnership entered into a lease (Master Lease) with an unaffiliated third party (Master Lessee) for a term of approximately 110 months. Under the terms of the Master Lease, the Partnership assigned to the Master Lessee certain economic rights to certain user leases (with remaining lease terms ranging from 10 to 55 months) originally acquired by the Partnership for purchase prices aggregating $13,879,929 (including related acquisition fees) (Master Lease Equipment) and which represented future minimum lease rentals under non-cancelable leases totaling $7,563,186. The Master Lessee prepaid ("Prepayment of Leases"), on a discounted basis at a rate of 8.25%, the rent due to the Partnership under the Master Lease in the amount of $11,257,741 of which $7,972,233 and $8,531,925 remained outstanding at March 31, 1997 and December 31, 1996, respectively. The Prepayment of Leases is carried as prepaid rent on the balance sheets at such dates and is accounted for as a financing. The Master Lease term exceeds the related original user lease terms. Additionally, at the inception of the Master Lease the amount of the Prepayment of Leases approximated the aggregate of the remaining rental payments due under the user leases and the residual (salvage) value estimates for the equipment subject to the user leases. The Partnership does not have any economic obligations relating to the equipment subject to the Master Lease until such equipment is returned upon the expiration of the Master Lease. Upon expiration of the Master Lease, the economic benefits of all equipment (Master Lease equipment) still being leased by third parties as well as a portion of the residual value of such equipment based upon a formula will revert to the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

         The Partnership completed its reinvestment phase in 1996 and is currently distributing all cash generated from operations and sales, less required reserves. As equipment leases expire, the leases will either be renewed or the equipment remarketed or sold. Thus, it is anticipated that cash flow and distributions to partners will decrease over time.

         Rent and other receivables, net of the allowance for doubtful accounts, decreased $459,500, from $685,850 at December 31, 1996 to $226,350 at March 31,
1997. The primary reason for the decrease was the collection during the quarter ended March 31, 1997 of $337,627 representing accounts receivable at December 31, 1996 relating to equipment sales.

         Deferred rental income and deposits decreased slightly from $730,591 at December 31, 1996 to $730,153 at March 31, 1997.

         During the 1997 Quarter, the Partnership declared distributions of cash flow received from operations and cash from sales in the aggregate amount of $ 2,868,335, which were paid in April 1997. The distributions declared for the 1996 Quarter were also at an annualized distribution rate of 14% of contributed capital to the Class A Limited Partners and an annualized distribution of 11% of contributed capital to the Class B Limited Partner. A substantial portion of each distribution constitutes a return of capital. Distributions will be determined based upon cash flow and obligations.

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 64% of the 14% annualized cash distributions to the Class A Limited Partners for the three months ended March 31, 1997 constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 68% of the cash distributions paid to the Class A Limited Partners from inception of the Partnership through March 31, 1997 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of the equipment after initial lease terms expire) have been realized.


LITIGATION

         See Footnote 3, "Litigation", for a discussion of certain litigation to which the Partnership is a party.

RESULTS OF OPERATIONS

         Substantially all of the Partnership's revenue and cashflow during the 1997 Quarter was generated from the leasing of the Partnership's equipment to unaffiliated third parties under triple net leases. The balance of the Partnership's cashflow consisted of proceeds from the sale of equipment and interest income from temporary investments.

         Under the terms of the triple net leases, substantially all of the expenses related to the ownership and operation of the equipment are paid for by the lessees. For equipment subject to operating leases, the Partnership records depreciation expense pertaining to the equipment and related management fees. The Partnership also records general and administrative expenses consisting primarily of warehouse costs, investor reporting expenses and transfer agent and audit fees as well as interest expense incurred in connection with discounted transactions.

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

1997 Compared to 1996

         The Partnership's net income was $953,604 in the 1997 Quarter as compared to net income of $1,263,538 for the quarter ended March 31, 1996 ("1996 Quarter"). Net income was lower in 1997 as compared to 1996 principally because of the reductions in rentals from operating leases, direct finance lease income, gains on sale of equipment and interest expense partially offset by a decrease in depreciation and amortization, management fees, and interest expenses.

         Rentals from operating leases declined by approximately 14% or $501,255 in the 1997 Quarter as compared to the 1996 Quarter, due to the continued sale of equipment upon the scheduled expiration of leases subsequent to the 1996 Quarter partially offset by the rentals from leases remarketed (re-leased) subsequent to the 1996 Quarter.

         Interest income decreased by $63,595 or 61% in the 1997 Quarter as compared to the 1996 Quarter due to the reduction in amounts available for short-term interest bearing investments. During the 1996 Quarter, a portion of the proceeds from the Prepayment of Leases (See Footnote 4, "Prepayment of Leases") were earning interest prior to the utilization of such proceeds for the purchase of additional equipment during the 1996 Quarter.


         As discussed above, the Partnership performs ongoing assessments of recorded equipment residual values based on actual sales of similar equipment and other evaluations of estimated future equipment values and provides for write downs when the value of the equipment has been impaired on an other than temporary basis. Based upon such assessments, the Partnership recorded write downs totaling $75,000 in the 1996 Quarter. No such write downs were incurred during the 1997 Quarter.

         Depreciation and amortization expense decreased by approximately 15% or $358,416 in the 1997 Quarter as compared to the 1996 Quarter, principally due to continued sale of equipment upon the scheduled expiration of leases which was consistent with the reduction in rentals from operating leases.

         Management fees incurred during the 1997 Quarter decreased by 11% or $16,840 in comparison to the 1996 Quarter which was consistent with the decline in rentals (from both operating and direct finance leases) which serve as the base upon which such fees are calculated. Subordinated disposition fees were $16,905 in the 1996 Quarter. No such amount was incurred in the 1997 Quarter.

         General and administrative expenses incurred during the 1997 Quarter decreased by approximately 17% or $10,525 in comparison to the 1996 Quarter primarily due to a decrease in insurance, accounting fees and partnership level taxes.

         Interest expense incurred during the 1997 Quarter decreased by 33% or $107,043 as compared to the 1996 Quarter. Interest expense is composed of two components; (i) interest expense incurred in connection with the discounting of certain leases with unaffiliated lenders and (ii) interest incurred in connection with the application of the prepaid rent received pursuant to the Master Lease transaction. For accounting purposes, the prepaid rent is treated as a financing. Income is recognized ratably over the terms of the leases and the related interest is charged to operations.

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

         The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interest in the Partnerships, PaineWebber and the Administrative General Partner (1) failed to provide adequate disclosure of the risks involved with the Partnerships; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs also that following the sale of the Partnership investments PaineWebber and the Administrative General Partner misrepresented financial information about the partnership's value and performance. The amended complaint alleged that PaineWebber and the Administrative General Partner violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

         On May 30, 1995, the U.S. District Court certified class action treatment of the plaintiffs' claims in the class action entitled, in re:
PaineWebber Limited Partnerships Litigation.

         In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. A definitive settlement agreement was signed in July 1996 and in March 1997 the District Court approved the settlement as fair and reasonable. Under the terms of the settlement, PaineWebber agreed to pay $125 million and additional consideration to class members. The investors who had objected to the settlement have appealed the District Court's approval to the United States Court of Appeals for the Second Circuit.

         In February 1996, approximately 230 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understanding the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages. In September 1996, the California Superior Court dismissed many of the plaintiff's claims as barred by the applicable statutes of limitation. In March 1997, a settlement was reached in various cases, including the Abbate litigation.

Item 6.    Exhibits and Reports on Form 8-K

           (a)    None.

           (b) The Partnership did not file any reports on Form 8-K during the first quarter of the fiscal year ending December 31, 1997.

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


                           PaineWebber Preferred Yield Fund, L.P.  (Registrant)

                           By:      General Equipment Management, Inc.
                                    A General Partner

Date:  May 14, 1997        By:      /s/Joseph P. Ciavarella
                                    -----------------------
                                    Joseph P. Ciavarella
                                    Vice President, Treasurer
                                    and Chief Financial
                                    and Accounting Officer