Form 10-Q
period 1997-06-30
PAINEWEBBER PREFERRED YIELD FUND L P
filed 1997-08-14
CIK 859176

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-19166

                     PaineWebber Preferred Yield Fund, L.P.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                            84-1130506
       -----------------------                  ------------------
       (State of organization)                    (IRS Employer)
                                               (Identification No.)

     7175 West Jefferson Avenue
             Suite 4000
         Lakewood, Colorado                           80235
         ------------------                         ----------
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

                     PaineWebber Preferred Yield Fund, L.P.
                      Quarterly Report on Form 10-Q for the
                           Quarter Ended June 30, 1997

                                Table of Contents

                                                                            Page
                                                                            ----

Part I.     FINANCIAL INFORMATION

            Item 1.    Financial Statements (unaudited)                       2

                       Balance Sheets - June 30, 1997 and
                       December 31, 1996                                      2

                       Statements of Income for the three months
                       ended June 30, 1997 and 1996                           3

                       Statements of Income for the six months
                       ended June 30, 1997 and 1996                           4

                       Statements of Partners' Equity for the six
                       months ended June 30, 1997 and 1996                    5

                       Statements of Cash Flows for the six months
                       ended June 30, 1997 and 1996                           6

                       Notes to Financial Statements                          7

            Item 2.    Management's Discussion and Analysis of
                       Financial Condition and Results of Operations          12

  Part II.  OTHER INFORMATION

            Item 1.    Legal Proceedings                                      15
            Item 6.    Exhibits and Reports on Form 8-K                       16

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

              BALANCE SHEETS --JUNE 30, 1997 AND DECEMBER 31, 1996
                                   (unaudited)

                                                            1997         1996
                                                            ----         ----
                                     ASSETS

   Cash and cash equivalents                            $ 5,899,881  $ 2,879,451
   Rent and other receivables, net                          437,433      685,850
   Equipment held for sale or lease, net of
     accumulated depreciation of $2,874,384
     and $780,011 at 1997 and 1996 and write
     downs of $116,225 and $83,922 at 1997
     and 1996, respectively                                 692,834      206,624
   Net investment in direct financing leases              2,364,165    2,970,314
   Equipment on operating leases, net of
     accumulated depreciation of $29,899,001
     in 1997 and $30,258,762 in 1996 and
     write downs of $270,500 in 1997 and $459,134
     in 1996                                             27,352,767   34,346,204
   Other assets, net                                          8,743        9,688
                                                        -----------  -----------
       Total assets                                     $36,755,823  $41,098,131
                                                        ===========  ===========

                       LIABILITIES AND PARTNERS' EQUITY

   LIABILITIES:
     Prepaid rent                                       $ 7,494,635  $ 8,531,925
     Accounts payable and accrued liabilities               432,203      370,940
     Payable to affiliates (Note 2)                         760,935      773,335
     Interest payable                                        13,500       13,081
     Deferred rental income and deposits                    720,972      730,591
     Distributions payable to partners                    4,663,635    1,688,938
     Discounted lease rentals                             2,155,740    2,802,710
                                                        -----------  -----------
       Total liabilities                                 16,241,620   14,911,520
                                                        -----------  -----------

   Commitments and contingencies (Notes 2,3 and 4)

   PARTNERS' EQUITY:
     General Partners                                       932,500    1,216,120
     Limited Partners:
       Class A (142,128 Units outstanding)               16,958,418   21,828,653
       Class B                                            2,623,285    3,141,838
                                                        -----------  -----------
         Total Partners' equity                          20,514,203   26,186,611
                                                        -----------  -----------
         Total liabilities and partners' equity         $36,755,823  $41,098,131
                                                        ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                              STATEMENTS OF INCOME

                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (unaudited)

                                                         1997           1996
                                                         ----           ----

REVENUE:
    Rentals from operating leases                     $2,811,652    $ 3,609,797
    Direct financing lease income                        166,980        222,361
    Gain (loss) on sales and dispositions
        of equipment, net                                147,326         73,349
    Interest                                              46,128         67,832
                                                      ----------    -----------
                                                       3,172,086      3,973,339
                                                      ----------    -----------

EXPENSES:
    Depreciation and amortization                      1,889,298      2,352,813
    Write downs                                               --        300,000
    Management fees (Note 2)                             123,892        147,868
    Subordinated disposition fees                             --         12,480
    General and administrative (Note 2)                   50,400        200,552
    Interest                                             202,539        263,121
                                                      ----------    -----------
                                                       2,266,129      3,276,834
                                                      ----------    -----------

NET INCOME                                            $  905,957    $   696,505
                                                      ==========    ===========

NET INCOME (LOSS) ALLOCATED:
    To the General Partners                           $   45,297    $    34,825
    To the Class A Limited Partners                      700,969        681,906
    To the Class B Limited Partner                       159,691        (20,226)
                                                      ----------    -----------
                                                      $  905,957    $   696,505
                                                      ==========    ===========

NET INCOME PER WEIGHTED AVERAGE
    NUMBER OF UNITS OF CLASS A LIMITED
    PARTNER INTEREST OUTSTANDING                      $     4.93    $      4.80
                                                      ==========    ===========

WEIGHTED AVERAGE NUMBER OF
    UNITS OF CLASS A LIMITED PARTNER
    INTERESTS OUTSTANDING                                142,128        142,128
                                                      ==========    ===========


   The accompanying notes are an integral part of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                              STATEMENTS OF INCOME

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (unaudited)

                                                          1997          1996
                                                          ----          ----

REVENUE:
    Rentals from operating leases                     $6,005,981    $ 7,305,381
    Direct financing lease income                        272,341        377,471
    Gain on sales and dispositions
        of equipment, net                                201,042        407,129
    Interest                                              86,008        171,307
                                                      ----------    -----------
                                                       6,565,372      8,261,288
                                                      ----------    -----------

EXPENSES:
    Depreciation and amortization                      3,928,334      4,750,265
    Write downs                                               --        375,000
    Management fees (Note 2)                             258,599        299,415
    Subordinated disposition fees (Note 2)                    --         29,385
    General and administrative (Note 2)                  101,000        261,677
    Interest                                             417,878        585,503
                                                      ----------    -----------
                                                       4,705,811      6,301,245
                                                      ----------    -----------

NET INCOME                                            $1,859,561    $ 1,960,043
                                                      ==========    ===========

NET INCOME ALLOCATED:
    To the General Partners                           $   92,977    $    98,002
    To the Class A Limited Partners                    1,596,589      1,835,159
    To the Class B Limited Partner                       169,995         26,882
                                                      ----------    -----------
                                                      $1,859,561    $ 1,960,043
                                                      ==========    ===========

NET INCOME PER WEIGHTED AVERAGE
    NUMBER OF UNITS OF CLASS A LIMITED
    PARTNER INTEREST OUTSTANDING                      $    11.23    $     12.91
                                                      ==========    ===========

WEIGHTED AVERAGE NUMBER OF
    UNITS OF CLASS A LIMITED PARTNER
    INTERESTS OUTSTANDING                                142,128        142,128
                                                      ==========    ===========


   The accompanying notes are an integral part of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (unaudited)

                                              Class A        Class B
                               General        Limited        Limited
                               Partners       Partners       Partner        Total
                               --------       --------       -------        -----
Balance, January 1, 1997     $ 1,216,120   $ 21,828,653   $ 3,141,838   $ 26,186,611

     Net income                   92,977      1,596,589       169,995      1,859,561

     Distributions declared     (376,597)    (6,466,824)     (688,548)    (7,531,969)
                             -----------   ------------   -----------   ------------

Balance, June 30, 1997       $   932,500     16,958,418     2,623,285   $ 20,514,203
                             ===========   ============   ===========   ============

Balance, January 1, 1996     $ 1,612,447   $ 28,417,629   $ 4,083,120   $ 34,113,196

     Net income                   98,002      1,835,159        26,882      1,960,043

     Distributions declared     (286,834)    (4,974,480)     (475,356)    (5,736,670)
                             -----------   ------------   -----------   ------------

Balance, June 30, 1996       $ 1,423,615   $ 25,278,308   $ 3,634,646   $ 30,336,569
                             ===========   ============   ===========   ============


   The accompanying notes are an integral part of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                            STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (unaudited)

                                                                    1997          1996
                                                                    ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $ 1,859,561   $ 1,960,043
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                              3,928,334     4,750,265
       Write downs                                                       --       375,000
       Gain on sales and disposition of
       equipment, net                                              (201,042)     (407,129)
       Change in assets and liabilities:
         Rent and other receivables                                 248,417       417,571
         Accounts payable and accrued liabilities                    61,263      (191,492)
         Payable to affiliates                                      (12,400)       21,527
         Interest payable                                               419        (6,988)
         Deferred rental income and deposits                         (9,619)      (34,570)
         Prepaid rent                                              (989,037)   (1,075,426)
         Other assets                                                   945            --
                                                                -----------   -----------
           Net cash provided by operating activities              4,886,841     5,808,801
                                                                -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Recovery of investment in direct financing leases                693,918       943,559
   Proceeds from sale of equipment                                2,647,842       953,013
   Purchase of equipment on operating leases (Note 2)                (3,929)   (5,834,856)
   Investment in direct financing leases (Note 2)                        --       (90,912)
                                                                -----------   -----------
     Net cash provided by(used in) investing activities           3,337,831    (4,029,196)
                                                                -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of discounted lease rentals                           (646,970)   (1,124,688)
   Cash distributions paid to partners                           (4,557,272)   (5,680,503)
                                                                -----------   -----------
     Net cash used in financing activities                       (5,204,242)   (6,805,191)
                                                                -----------   -----------

NET INCREASE(DECREASE) IN CASH
   AND CASH EQUIVALENTS                                           3,020,430    (5,025,586)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                            2,879,451     9,235,759
                                                                -----------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 5,899,881   $ 4,210,173
                                                                ===========   ===========

Supplemental schedule of cash flow information:
   Interest paid                                                $   417,459   $   592,491
                                                                ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                            STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (unaudited)

                                                          1997       1996
                                                          ----       ----

NON CASH TRANSACTIONS
   Equipment subject to operating leases
     converted to direct financing leases at renewal  $   87,769  $  656,282
                                                      ==========  ==========
   Distributions declared but not paid to partners    $4,663,635  $1,268,489
                                                      ==========  ==========
   Prepaid rent applied in equipment sale             $   48,253  $       --
                                                      ==========  ==========


   The accompanying notes are an integral part of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (unaudited)

1. GENERAL

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of the General Partners, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1996 has been derived from the audited financial statements included in the Partnership's Annual Report on Form 10-K. For further information, refer to the financial statements of PaineWebber Preferred Yield Fund, L.P. (the "Partnership"), and the related notes, included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, previously filed with the Securities and Exchange Commission.

2. TRANSACTIONS WITH AFFILIATES

      Management Fees The General Partners receive a quarterly fee in an amount equal to 2.0% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement, and 5.0% of gross rentals for other leases (payable 55% to the Managing General Partner and 45% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $123,892 and $258,599 were earned by the General Partners with respect to the rental revenues earned by the Partnership during the quarter and six months ended June 30, 1997.

      Disposition Fees The Managing General Partner was entitled to receive a subordinated disposition fee in an amount equal to the lesser of (i) 50% of the fee that would be charged by an unaffiliated party, or (ii) 3% of the gross contract price relating to each sale of equipment as compensation for negotiating and consummating sales of equipment. At December 31, 1996, the Partnership reversed previously accrued subordinated disposition fees totaling $422,828 because the Managing General Partner concluded that it is no longer probable that these subordinated disposition fees will ever be paid. Of such amount $29,385 was incurred during the six months ended June 30, 1996. However, the Partnership will not accrue any future amounts, unless and until the payment of subordinated disposition fees by the Partnership becomes probable.

      Accountable General and Administrative Expenses The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. Such reimbursable expenses, all of which were paid to the Managing General Partner, amounted to $12,500 during the six months ended June 30, 1997.

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

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. A definitive settlement agreement was signed in July 1996 and in March 1997 the District Court approved the settlement as fair and reasonable. Under the terms of the settlement, PaineWebber agreed to pay $125 million and additional consideration to class members. The investors who had objected to the settlement have appealed the District Court's approval to the United States Court of Appeals for the Second Circuit. In July 1997, the U.S. Court of Appeals for the Second Circuit affirmed the District Court's approval of the settlement.

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

4. PREPAYMENT OF LEASES

      On December 11, 1996, the Partnership entered into a lease (Master Lease) with an unaffiliated third party (Master Lessee) for a term of approximately 110 months. Under the terms of the Master Lease, the Partnership assigned to the Master Lessee certain economic rights to certain user leases (with remaining lease terms ranging from 10 to 55 months) originally acquired by the Partnership for purchase prices aggregating $13,879,929 (including related acquisition fees) (Master Lease Equipment) and which represented future minimum lease rentals under non-cancelable leases totaling $7,563,186. The Master Lessee prepaid ("Prepayment of Leases"), on a discounted basis at a rate of 8.25%, the rent due to the Partnership under the Master Lease in the amount of $8,531,925 and $7,494,635 remained outstanding at December 31, 1996 and June 30, 1997, respectively. The Prepayment of Leases is carried as prepaid rent on the balance sheets at such dates and is accounted for as a financing. The Master Lease term exceeds the related original user lease terms. Additionally, at the inception of the Master Lease the amount of the Prepayment of Leases approximated the aggregate of the remaining rental payments due under the user leases and the residual (salvage) value estimates for the equipment subject to the user leases. The Partnership does not have any economic obligations relating to the equipment subject to the Master Lease until such equipment is returned upon the expiration of the Master Lease. Upon expiration of the Master Lease, the economic benefits of all equipment (Master Lease equipment) still being leased by third parties as well as a portion of the residual value of such equipment based upon a formula will revert to the Partnership.

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

      Proceeds from equipment sales totaled approximately $ 2,647,842 during the six months ended June 30, 1997. The equipment sold during the six months ended June 30, 1997 had been purchased for original purchase prices aggregating approximately $4.4 million.

      Rent and other receivables, net of the allowance for doubtful accounts, decreased $248,417, from $685,850 at December 31, 1996 to $437,433 at June 30,
1997, due principally to continued collection efforts.

      Deferred rental income and deposits decreased from $730,591 at December 31, 1996 to $720,972 at June 30, 1997. The decrease was attributable to a slight increase in the amount of rental payments received during the last week of the current quarter which were due on the first day of the succeeding quarter.

      During the 1997 Quarter, the Partnership declared distributions of cash flow received from operations and cash from sales in the aggregate amount of $4,663,635, a substantial portion of which represented cash generated by equipment sales. As of March 31, 1996, the Partnership ceased committing funds for invesment in additional equipment and is distributing cash flow generated, less certain operating reserves. A substantial portion of each distribution constitutes a return of capital. Future distributions will be determined based upon cash flow and Partnership obligations.

      Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 82% of the annualized cash distributions to the Class A Limited Partners for the three months ended June 30, 1997 constituted a return of capital (75% for the six months then ended). Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 70% of the cash distributions paid to the Class A Limited Partners from inception of the Partnership through June 30, 1997 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of the equipment after initial lease terms expire) have been realized.

LITIGATION

      See Footnote 3, "Litigation", for a discussion of certain litigation to which the Partnership is a party.

RESULTS OF OPERATIONS

      Substantially all of the Partnership's revenue and cash flow during the 1997 Quarter was generated from the leasing of the Partnership's equipment to unaffiliated third parties under triple net leases. The balance of the Partnership's cash flow consisted of proceeds from the sale of equipment and interest income from temporary investments.

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

1997 Compared to 1996

      The Partnership's net income was $905, 957 and $1,859,561 in the 1997 Quarter and 1997 Period as compared to net income of $696,505 and $1,960,043 for the quarter and six months ended June 30, 1996 ("1996 Quarter" and "1996 Period", respectively).

      Rentals from operating leases decreased by $798,145 and $1,299,400 or 22% and 18%, respectively in the 1997 Quarter and 1997 Period as compared to the 1996 Quarter and 1996 Period, due to the continued sale of equipment upon the scheduled expiration of leases subsequent to the 1996 Quarter partially offset by the rentals from equipment purchased subsequent to the 1996 Quarter.

      As discussed above, the Partnership performs ongoing assessments of recorded equipment residual values based on actual sales of similar equipment and other evaluations of estimated future equipment values and provides for losses when the value of the equipment has been impaired on an other than temporary basis. Based upon such assessments, the Partnership recorded provision for losses totaling $375,000 in the 1996 Period, as no such amount was required during the 1997 Period.

      Depreciation and amortization expense decreased by $463,515 and $821,931 or 20% and 17% in the 1997 Quarter and 1997 Period as compared to the 1996 Quarter and 1996 Period, principally due to the continued sale and disposition of leased equipment as leases expire, the Partnership is no longer reinvesting in additional leased equipment.

      Management fees incurred during the 1997 Quarter and 1997 Period decreased by 16% and 14% or $23,976 and $40,816 in comparison to the 1996 Quarter and 1996 Period, respectively. Subordinated disposition fees were $12,480 in the 1996 Quarter and $29,385 in the 1996 Period. The reduction in management fees were consistent with the decrease in rental income (and rents associated with direct financing leases) based upon the leases in place (and related fee structures) in the respective periods.

      Interest expense incurred during the 1997 Quarter and 1997 Period decreased by $60,582 and $167,625, or 23% and 29%, respectively in the 1997 Quarter and 1997 Period as compared to the 1996 Quarter and 1996 Period. Interest expense is composed of two components; (i) interest expense incurred in connection with the discounting of certain leases with unaffiliated lenders and
(ii) interest incurred in connection with the application of the prepaid rent received pursuant to the Master Lease transaction. For accounting purposes, the prepaid rent is treated as a financing. Income is recognized ratably over the terms of the leases and the related interest is charged to operations. Interest expense decreased in the current year periods as compared to the prior year periods due to reduced balances outstanding.

      General and administrative expenses decreased in the 1997 Quarter and 1997 Period by $150,152 and $160,677 or 75% and 61%, respectively, as compared to the 1996 Quarter and 1996 Period due principally to the recognition of certain insurance expense and partnership level taxes incurred during the 1996 Quarter and 1996 Period.

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

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. A definitive settlement agreement was signed in July 1996 and in March 1997 the District Court approved the settlement as fair and reasonable. Under the terms of the settlement, PaineWebber agreed to pay $125 million and additional consideration to class members. The investors who had objected to the settlement have appealed the District Court's approval to the United States Court of Appeals for the Second Circuit. In July 1997, the U.S, Court of Appeals for the Second Circuit affirmed the District Court's approval of the settlement.

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

Item 6. Exhibits and Reports on Form 8-K

      (a)   None.

      (b) The Partnership did not file a report on Form 8-K during the second quarter of the fiscal year ending December 31, 1997.

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


                                 PaineWebber Preferred Yield Fund, L.P.
                                 (Registrant)


                                 By: General Equipment Management, Inc.
                                     A General Partner


Date:  August 12, 1997           By: /s/ Joseph P. Ciavarella
                                    -----------------------------------------
                                     Joseph P. Ciavarella
                                     Vice President, Treasurer
                                     and Chief Financial
                                     and Accounting Officer