Form 10-Q
period 1997-09-30
PAINEWEBBER PREFERRED YIELD FUND L P
filed 1997-11-14
CIK 859176

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1997
                               -------------------------------
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

                     PaineWebber Preferred Yield Fund, L.P.
                      Quarterly Report on Form 10-Q for the
                        Quarter Ended September 30, 1997

                                Table of Contents


                                                                                                  Page
                                                                                                  ----
Part I.           FINANCIAL INFORMATION

                  Item 1.    Financial Statements (unaudited)                                        2

                             Balance Sheets - September 30, 1997 and
                             December 31, 1996                                                       2

                             Statements of Operations for the three months
                             ended September 30, 1997 and 1996                                       3

                             Statements of Income for the nine months
                             ended September 30, 1997 and 1996                                       4

                             Statements of Partners' Equity for the nine
                             months ended September 30, 1997 and 1996                                5

                             Statements of Cash Flows for the nine months
                             ended September 30, 1997 and 1996                                       6

                             Notes to Financial Statements                                           7

                  Item 2.    Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                          12

  Part II.        OTHER INFORMATION

                  Item 1.    Legal Proceedings                                                      15
                  Item 6.    Exhibits and Reports on Form 8-K                                       16

                         Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

            BALANCE SHEETS --SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                   (unaudited)

                                                             1997               1996
                                                             ----               ----
                                     ASSETS

   Cash and cash equivalents                              $ 3,574,817        $ 2,879,451
   Rent and other receivables, net                            453,158            685,850
   Equipment held for sale or lease, net of
     accumulated depreciation of
     $3,715,607 and $780,011 at 1997 and
     1996 and writedowns of
     $116,225 and $83,922 at 1997 and 1996                  1,003,165            206,624
   Net investment in direct financing leases                2,039,408          2,970,314
   Equipment on operating leases, net of
     accumulated depreciation of $29,024,357
     in 1997 and $30,258,762 in 1996 and
     writedowns of $1,393,857 in
     1997 and $459,134 in 1996 (Note 5)                    23,773,674         34,346,204
   Other assets, net                                            9,688              9,688
                                                          -----------        -----------
       Total assets                                       $30,853,910        $41,098,131
                                                          ===========        ===========

                        LIABILITIES AND PARTNERS' EQUITY

   LIABILITIES:
     Prepaid rent (Note 4)                                $ 6,996,306        $ 8,531,925
     Accounts payable and accrued liabilities                 858,781            370,940
     Payable to affiliates (Note 2)                           648,193            773,335
     Interest payable                                           8,514             13,081
     Deferred rental income and deposits                      425,517            730,591
     Distributions payable to partners                      1,196,867          1,688,938
     Discounted lease rentals                               1,859,421          2,802,710
                                                          -----------        -----------
       Total liabilities                                   11,993,599         14,911,520
                                                          -----------        -----------

   Commitments and contingencies (Notes 2,3,4 and 5)

   PARTNERS' EQUITY:
     General Partners                                         849,807          1,216,120
     Limited Partners:
       Class A (142,128 Units outstanding)                 15,446,581         21,828,653
       Class B                                              2,563,923          3,141,838
                                                          -----------        -----------
         Total Partners' equity                            18,860,311         26,186,611
                                                          -----------        -----------
         Total liabilities and partners' equity           $30,853,910        $41,098,131
                                                          ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                              STATEMENTS OF INCOME

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (unaudited)


                                                        1997                 1996
                                                        ----                 ----
REVENUE:
    Rentals from operating leases                    $ 2,378,308         $ 3,637,307
    Direct financing lease income                         74,136             186,315
    Gain on sale of equipment                             18,717             165,439
    Interest                                              45,635              43,127
    Other income                                              --              36,385
                                                     -----------         -----------
                                                       2,516,796           4,068,573
                                                     -----------         -----------

EXPENSES:
    Depreciation and amortization                      1,659,833           2,366,097
    Writedowns (Note 5)                                1,000,000             200,000
    Management  and disposition fees (Note 2)             52,225             151,874
    Subordinated disposition fees (Note 2)                    --              32,308
    General and administrative (Note 2)                   59,819              90,357
    Interest                                             201,944             235,348
                                                     -----------         -----------
                                                       2,973,821           3,075,984
                                                     -----------         -----------

NET (LOSS) INCOME                                    $  (457,025)        $   992,589
                                                     ===========         ===========

NET (LOSS) INCOME ALLOCATED:
    To the General Partners                          $   (22,850)        $   143,030
    To the Class A Limited Partners                     (374,813)            898,847
    To the Class B Limited Partner                       (59,362)            (49,288)
                                                     -----------         -----------
                                                     $  (457,025)        $   992,589
                                                     ===========         ===========

NET (LOSS) INCOME PER WEIGHTED AVERAGE
    NUMBER OF UNITS OF CLASS A LIMITED
    PARTNER INTEREST OUTSTANDING                     ($     2.64)        $      6.32
                                                     ===========         ===========


WEIGHTED AVERAGE NUMBER OF
    UNITS OF CLASS A LIMITED PARTNER
    INTEREST OUTSTANDING                                 142,128             142,128
                                                     ===========         ===========

                     The accompanying notes are an integral
                       part of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                              STATEMENTS OF INCOME

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (unaudited)


                                                      1997                 1996
                                                      ----                 ----
REVENUE:
    Rentals from operating leases                 $ 8,384,289        $ 10,942,688
    Direct financing lease income                     346,477             563,786
    Gain on sale of equipment                         219,759             572,568
    Interest                                          131,643             214,434
    Other income                                           --              36,385
                                                  -----------        ------------
                                                    9,082,168          12,329,861
                                                  -----------        ------------

EXPENSES:
    Depreciation and amortization                   5,588,167           7,116,362
    Writedowns (Note 5)                             1,000,000             575,000
    Management fees (Note 2)                          310,824             451,289
    Subordinated disposition fees (Note 2)                 --              61,693
    General and administrative (Note 2)               160,819             352,034
    Interest                                          619,822             820,851
                                                  -----------        ------------
                                                    7,679,632           9,377,229
                                                  -----------        ------------

NET INCOME                                        $ 1,402,536        $  2,952,632
                                                  ===========        ============

NET INCOME ALLOCATED:
    To the General Partners                       $    70,127        $    241,032
    To the Class A Limited Partners                 1,221,776           2,734,006
    To the Class B Limited Partner                    110,633             (22,406)
                                                  -----------        ------------
                                                  $ 1,402,536        $  2,952,632
                                                  ===========        ============

NET INCOME PER WEIGHTED AVERAGE
    NUMBER OF UNITS OF CLASS A LIMITED
    PARTNER INTEREST OUTSTANDING                  $      8.59        $      19.24
                                                  ===========        ============


WEIGHTED AVERAGE NUMBER OF
    UNITS OF CLASS A LIMITED PARTNER
    INTEREST OUTSTANDING                              142,128             142,128
                                                  ===========        ============

                     The accompanying notes are an integral
                       part of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (unaudited)



                                                         Class A              Class B
                                    General              Limited              Limited
                                    Partners             Partners             Partner             Total
                                    --------             --------             -------             -----
Balance, January 1, 1997           $ 1,216,120         $ 21,828,653         $ 3,141,838         $ 26,186,611

     Net income                         70,127            1,221,776             110,633            1,402,536

     Distributions declared           (436,440)          (7,603,848)           (688,548)          (8,728,836)
                                   -----------         ------------         -----------         ------------

Balance, September 30, 1997        $   849,807         $ 15,446,581         $ 2,563,923         $ 18,860,311
                                   ===========         ============         ===========         ============



Balance, January 1, 1996           $ 1,612,447         $ 28,417,629         $ 4,083,120         $ 34,113,196

     Net income                        241,032            2,734,006             (22,406)           2,952,632

     Distributions declared           (525,812)          (9,118,932)           (871,487)         (10,516,231)
                                   -----------         ------------         -----------         ------------

Balance, September 30, 1996        $ 1,327,667         $ 22,032,703         $ 3,189,227         $ 26,549,597
                                   ===========         ============         ===========         ============

                     The accompanying notes are an integral
                       part of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (unaudited)

                                                                                    1997                1996
                                                                                    ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $  1,402,536         $  2,952,632
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                             5,588,167            7,116,362
       Writedowns                                                                1,000,000              575,000
       Gain on sale of equipment, including direct finance leases, net            (219,759)            (572,568)
       Change in assets and liabilities:
         Rent and other receivables                                               (104,935)             290,584
         Accounts payable and accrued liabilities                                  487,841             (209,021)
         Payable to affiliates                                                    (125,142)             288,668
         Interest payable                                                           (4,567)             (10,538)
         Deferred rental income and deposits                                       (21,408)              38,743
         Prepaid rent                                                           (1,535,619)          (1,595,535)
         Increase in other assets                                                       --              (17,208)
                                                                              ------------         ------------
          Net cash provided by operating activities                              6,467,114            8,857,119

CASH FLOWS FROM INVESTING ACTIVITIES:
   Recovery of investment in direct financing leases                               914,766            1,228,604
   Proceeds from sale of equipment, net of prepaid rent                          3,481,611            1,997,533
   Purchase of equipment on operating leases                                        (3,929)          (8,649,624)
   Investment in direct financing leases                                                --              (90,912)
                                                                              ------------         ------------
     Net provided by (cash used) in investing activities                         4,392,448           (5,514,399)
                                                                              ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of discounted lease rentals                                          (943,289)          (1,585,298)
   Cash distributions paid to partners                                          (9,220,907)          (8,547,640)
                                                                              ------------         ------------
     Net cash used in financing activities                                     (10,164,196)         (10,132,938)
                                                                              ------------         ------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                            695,366           (6,790,218)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                           2,879,451            9,235,759
                                                                              ------------         ------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                              $  3,574,817         $  2,445,541
                                                                              ============         ============

Supplemental schedule of cash flow information:
   Interest paid                                                              $    624,389         $    831,389
                                                                              ============         ============

   The accompanying notes are an integral part of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (unaudited)

                                                                     1997              1996
                                                                     ----              ----
NON CASH TRANSACTIONS
   Equipment subject to operating leases
     converted to direct financing leases at renewal               $   87,769        $  958,724
                                                                   ==========        ==========
   Deferred rental income and deposits reclassified to
    allowance for writedowns                                       $  283,666                --
                                                                   ==========        ==========
   Distributions declared but not paid to partners                 $1,196,867        $3,179,714
                                                                   ==========        ==========

                     The accompanying notes are an integral
                       part of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
                                   (unaudited)

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

2.       TRANSACTIONS WITH AFFILIATES

         Management Fees The General Partners receive a quarterly fee in an amount equal to 2.0% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement, and 5.0% of gross rentals for other leases (payable 55% to the Managing General Partner and 45% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $52,225 and $310,824 were earned by the General Partners with respect to the rental revenues earned by the Partnership during the quarter and nine months ended September 30, 1997.

         Disposition Fees The Managing General Partner was entitled to receive a subordinated disposition fee in an amount equal to the lesser of (i) 50% of the fee that would be charged by an unaffiliated party, or (ii) 3% of the gross contract price relating to each sale of equipment as compensation for negotiating and consummating sales of equipment. At December 31, 1996, the Partnership reversed previously accrued subordinated disposition fees totaling $422,828 because the Managing General Partner concluded that it is no longer probable that these subordinated dispositions fees will ever be paid. Of such amount $61,693 was incurred during the nine months ended September 30, 1996. However, the Partnership will not accrue any future amounts unless and until the payments of subordinated disposition fees by the Partnership becomes probable.

         Accountable General and Administrative Expenses The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. Such reimbursable expenses, all of which were paid to the Managing General Partner, amounted to $18,750 during the nine months ended September 30, 1997.

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

         The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interest in the Partnership, PaineWebber and the Administrative General Partner (1) failed to provide adequate disclosure of the risks involved with the Partnership; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs also that following the sale of the Partnership investments PaineWebber and the Administrative General Partner misrepresented financial information about the partnership's value and performance. The amended complaint alleged that PaineWebber and the Administrative General Partner violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

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

         In February 1996, approximately 230 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understanding the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages. In September 1996, the California Superior Court dismissed many of the plaintiff's claims as barred by the applicable statutes of limitation. In March 1997, a settlement was reached in various cases, including the Abbate litigation.

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

4.       PREPAYMENT OF LEASES

         On December 11, 1995, the Partnership entered into a lease (Master Lease) with an unaffiliated third party (Master Lessee) for a term of approximately 110 months. Under the terms of the Master Lease, the Partnership assigned to the Master Lessee certain economic rights to certain user leases (with remaining lease terms ranging from 10 to 55 months) originally acquired by the Partnership for purchase prices aggregating $13,879,929 (including related acquisition fees) (Master Lease Equipment) and which represented future minimum lease rentals under non-cancelable leases totaling $7,563,186. The Master Lessee prepaid ("Prepayment of Leases"), on a discounted basis at a rate of 8.25%, the rent due to the Partnership under the Master Lease in the amount of $11,257,741 of which $6,996,306 and $8,531,925 remained outstanding at September 30, 1997 and December 31, 1996, respectively. The Prepayment of Leases is carried as prepaid rent on the balance sheets at such dates and is accounted for as a financing. The Master Lease term exceeds the related original user lease terms. Additionally, at the inception of the Master Lease the amount of the Prepayment of Leases approximated the aggregate of the remaining rental payments due under the user leases and the residual (salvage) value estimates for the equipment subject to the user leases.

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


5.       SUBSEQUENT EVENT

         In October 1997, the Partnership entered into an agreement with an unaffiliated third party to sell certain equipment subject to leases with various unaffiliated lessees for an aggregate sale price of $15,338,420. The equipment, which included printers, transportation, industrial, communication, manufacturing and research equipment was originally purchased for purchase prices aggregating $29,855,031 and had an aggregate net book value of $16,323,645 at

September 30, 1997. The equipment sold had generated aggregate rents of approximately $19,000,000 for the Partnership. The Partnership recognized a writedown of $1,000,000 at September 30, 1997 to reflect the difference between the sale price and the depreciated value of the equipment. The sale was consummated and the sales proceeds were received on October 30, 1997. Of the proceeds received, $156,476 was utilized to repay related non-recourse debt and the balance less any amount required for operations, will be available for distribution to partners in January 1998. The equipment sold represented approximately 47% of the Partnership's remaining equipment on an original cost basis at September 30, 1997, and represented approximately 70% of the September 1997 monthly rental billings (approximately 82% of the current rent level being generated for cash flow purposes (which excludes the amortization of the prepaid rent associated with a prior financing transaction and rents assigned to repay previous borrowings)). The Managing General Partner of the Partnership is investigating sales opportunities with respect to the remaining portfolio of equipment in order to complete the liquidation of the Partnership, which is anticipated to occur by the end of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

         The Partnership completed its reinvestment phase in 1996 and is currently distributing all cash generated from operations and sales, less required reserves. As equipment leases expire, the leases will either be renewed or the equipment remarketed or sold. Thus, it is anticipated that cash flow and distributions to partners will decrease over time. In October 1997, the Partnership completed the sale of 47% of its remaining equipment on an original cost basis (representing approximately 82% of the current level of cashflow) for proceeds aggregating approximately $15.3 million. The Partnership will distribute such proceeds less related debt and expenses in January 1998. (See Footnote 5, "Subsequent Event")

         Proceeds from equipment sales including equipment accounted for as direct financing leases, totaled approximately $3,143,984 during the nine months ended September 30, 1997 (excluding $337,627 collected in 1997 with respect to 1996 sales). The equipment sold during the nine months ended September 30, 1997 had been purchased for original purchase prices aggregating approximately $7.3 million.

         Rent and other receivables, net of the allowance for doubtful accounts, decreased $232,692, from $685,850 at December 31, 1996 to $453,158 at September 30, 1997, due principally to the collection during 1997 of sales proceeds receivable at December 31, 1996 of $337,627 partially offset by a slight increase in rents receivable.

         During the 1997 Quarter, the Partnership declared distributions of cash flow received from operations and cash from sales in the aggregate amount of $1,196,867. As of March 31, 1996, the Partnership ceased committing funds for investment in additional equipment and is distributing cash flow generated, less certain operating reserves. A substantial portion of each distribution constitutes a return of capital. Future distributions will be determined based upon cash flow and Partnership obligations.

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 100% of the annualized cash distributions to the Class A Limited Partners for the three months ended September 30, 1997 constituted a return of capital (84% for the nine months then ended). Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 72% of the cash distributions paid to the Class A Limited Partners from inception of the Partnership through September 30, 1997 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of the equipment after initial lease terms expire) have been realized.

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

1997 Compared to 1996

         The Partnership's net (loss) income was ($457,025) and $1,402,536 in the 1997 Quarter and 1997 Period as compared to net income of $992,589 and $2,952,632 for the quarter and nine months ended September 30, 1996("1996 Quarter" and "1996 Period", respectively). The principal reasons for the decrease was the $1,000,000 provision for writedowns during the 1997 Quarter as well as the expected decrease in rentals partly offset by decreases in related expenses as leases expire in accordance with their terms and the related equipment is sold.


         Rentals from operating leases decreased by $1,258,999 and $2,558,399 or 35% and 23%, respectively, in the 1997 Quarter and 1997 Period as compared to the 1996 Quarter and 1996 Period. The decrease is attributable to the expiration of leases in accordance with their respective terms and either the sale of equipment or the remarketing of the equipment at lower lease rates.

         As discussed above, the Partnership performs ongoing assessments of recorded equipment residual values based on actual sales of similar equipment and other evaluations of estimated future equipment values and provides for writedowns when the value of the equipment has been impaired on an other than temporary basis. Based upon such assessments, the Partnership recorded writedowns totaling $200,000 and $375,000 in the 1996 Quarter and 1996 Period. In the 1997 Quarter, the Partnership provided writedowns aggregating $1,000,000 with respect to certain equipment sold in October 1997 (See Footnote 5, "Subsequent Event")

         Depreciation and amortization expense decreased by $706,264 and $1,528,195 or 30% and 21% in the 1997 Quarter and 1997 Period as compared to the 1996 Quarter and 1996 Period. Such decreases were attributable to the continuing sale of equipment at the end of the scheduled lease terms and were consistent with the decreases in rents from operating leases.

         Management fees incurred during the 1997 Quarter decreased by $99,649 and $140,465, or 66% and 31% respectively, in comparison to the 1996 Quarter and 1996 Period, respectively, based upon the leases in place and were consistent with the decline in rental revenues.

         The Managing General Partner was entitled to receive a subordinated disposition fee in an amount equal to the lesser of (i) 50% of the fee that would be charged by an unaffiliated party, or (ii) 3% of the gross contract price relating to each sale of equipment as compensation for negotiating and consummating sales of equipment. At December 31, 1996, the Partnership reversed previously accrued subordinated disposition fees totaling $422,828 because the Managing General Partner concluded that it is no longer probable that these subordinated dispositions fees will ever be paid. Of such amount $61,693 was incurred during the nine months ended September 30, 1996. However, the Partnership will not accrue any future amounts unless and until the payments of subordinated disposition fees by the Partnership becomes probable.

         Interest expense incurred during the 1997 Quarter and 1997 Period decreased by $33,404 and $201,029, or 14% and 24% respectively, as compared to the 1996 Quarter and 1996 Period. Interest expense is composed of two components; (i) interest expense incurred in connection with the discounting of certain leases with unaffiliated lenders and (ii) interest incurred in connection with the application of the prepaid rent received pursuant to the Master Lease transaction. For accounting purposes, the prepaid rent is treated as a financing. Income is recognized ratably over the terms of the leases and the related interest is charged to operations. The decreases reflect the continued repayment of discounted leases, reducing outstanding balances, and the continued amortization and recognition of the prepaid rent.

         General and administrative expenses decreased by $30,538 and $191,215 or 34% and 54% respectively, in the 1997 Quarter and 1997 Period as compared to the 1996 Quarter and 1996 Period. The decrease in the 1997 Quarter and 1997 Period is attributable to a reduction in state income taxes incurred at the Partnership level and a decrease in insurance premiums incurred by the Partnership in 1997 as compared to 1996.



                           Part II. OTHER INFORMATION

Item 1.           Legal Proceedings

         In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group, Inc. (together, "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1997, after the actions were consolidated under the title in re: PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including the Administrative General Partner of the Partnership.

         The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interest in the Partnership, PaineWebber and the Administrative General Partner (1) failed to provide adequate disclosure of the risks involved with the Partnership; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs also that following the sale of the Partnership investments PaineWebber and the Administrative General Partner misrepresented financial information about the partnership's value and performance. The amended complaint alleged that PaineWebber and the Administrative General Partner violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

         On May 30, 1995, the U.S. District Court certified class action treatment of the plaintiffs' claims in the class action entitled, in re:
PaineWebber Limited Partnerships Litigation.

         In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. A definitive settlement agreement was signed in July 1996 and in March 1997 the District Court approved the settlement as fair and reasonable. Under the terms of the settlement, PaineWebber agreed to pay $125 million and additional consideration to class members. The investors who had objected to the settlement have appealed the District Court's approval to the United States Court of Appeals for the Second Circuit. In July 1997, the US Court of Appeals for the Second Circuit affirmed the District Court's approval of the settlement.

         In February 1996, approximately 230 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understanding the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages. In September 1996, the California Superior Court dismissed many of the plaintiff's claims as barred by the applicable statutes of limitation. In March 1997, a settlement was reached in various cases, including the Abbate litigation.

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


Item 6.           Exhibits and Reports on Form 8-K

           (a)    None.

           (b) The Partnership did not file a Form 8-K during the third quarter of the fiscal year ending December 31, 1997.

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


                                  PaineWebber Preferred Yield Fund, L.P.
                                    (Registrant)

                                  By:      General Equipment Management, Inc.
                                           A General Partner

Date:  November 7, 1997           By:      /s/Joseph P. Ciavarella
                                           -----------------------
                                           Joseph P. Ciavarella
                                           Vice President, Treasurer
                                           and Chief Financial
                                           and Accounting Officer