Form 10-K405
period 1997-12-31
PAINEWEBBER PREFERRED YIELD FUND L P
filed 1998-04-15
CIK 859176

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended       December 31, 1997
                          -----------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                             to
                               ---------------------------

Commission file number       0-19166
                      --------------

                     PaineWebber Preferred Yield Fund, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                              84-1130506
   -----------------------                                   ----------------
   (State of organization)                                   (I.R.S. Employer
                                                            Identification No.)

  7175 West Jefferson Avenue
         Suite 4000
     Lakewood, Colorado                                           80235
  --------------------------                                    ----------
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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      State the aggregate market value of the voting stock held by non-affiliates of the Registrant: Not applicable.

                     PaineWebber Preferred Yield Fund, L.P.
                       Annual Report on Form 10-K for the
                       Fiscal Year Ended December 31, 1997

                                Table of Contents

                                                                            Page
                                                                            ----

Part I

Item 1   Business .......................................................... 1
Item 2   Properties ........................................................ 4
Item 3   Legal Proceedings ................................................. 5
Item 4   Submission of Matters to a Vote
                  of Security Holders ...................................... 6

Part II

Item 5   Market for Registrant's Common Equity
                  and Related Stockholder Matters .......................... 7
Item 6   Selected Financial Data ........................................... 8
Item 7   Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations ................................ 9
Item 8   Financial Statements ............................................. F-1
Item 9   Changes in and Disagreements with
                  Accountants on Accounting and
                  Financial Disclosure .................................... 16

Part III

Item 10  Directors and Executive Officers
                  of the Registrant ....................................... 16
Item 11  Executive Compensation ........................................... 19
Item 12  Security Ownership of Certain
                  Beneficial Owners and Management ........................ 19
Item 13  Certain Relationships and
                  Related Transactions .................................... 20

Part IV

Item 14  Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K ................................. 22

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

      Capital Associates International, Inc. ("CAII"), an affiliate of the Managing General Partner, is the Class B Limited Partner. The Class B Limited Partner contributed equipment and capital for equipment acquisition to the Partnership valued at an amount equal to 12.5% of the aggregate value of the equipment purchased with the net offering proceeds received from the sale of the Units of Class A Limited Partner Interest ("Units") and the equipment and capital contributed by the Class B Limited Partner. The Class B Limited Partner satisfied its contribution obligation during 1992.

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

      The Partnership acquired or committed itself to acquire through March 31, 1996, on an all-cash basis, a portfolio of equipment, subject to triple net leases with unaffiliated third parties. The Partnership's portfolio of equipment includes industrial, materials handling, mining, medical, research and development, transportation equipment, store fixtures and manufacturing testing and office technology equipment, including, computers and computer-related and telecommunications equipment. Office technology equipment owned by the Partnership cannot exceed 60% of the value of the Partnership's total equipment portfolio.

      A substantial amount of the equipment held by the Partnership was purchased by CAII directly from the manufacturer or from independent third parties and resold or contributed to the Partnership. The balance of the equipment was purchased directly from independent third parties by the Partnership. The purchase price of the equipment acquired from CAII and the value of the equipment contributed by the Class B Limited Partner were equal to the lesser of the adjusted cost of the equipment or the appraised value of the equipment at the time of its acquisition by the Partnership. The adjusted cost of the equipment was equal to the price paid by CAII, plus the cost of an appraisal, CAII's cost of interim financing for the equipment and any taxes paid by CAII, less certain interim rentals received by CAII with respect to the equipment.

      The Partnership did not purchase an inventory of unleased equipment, but acquired equipment that was already subject to short-term leases (generally, 5 years or less). The Partnership's business is not subject to seasonal variations.

      At least 65% of the Partnership's equipment acquired has been to lessees which are investment grade lessees, or which are operating subsidiaries of entities which are investment grade companies. An investment grade lessee is a company with a credit rating of not less than Baa, as determined by Moody's Investor Services, Inc. or comparable credit ratings, as determined by other recognized credit rating services.

      The Partnership is required to dissolve and distribute all of its assets not later than December 31, 2005. A significant portion of the Partnerships leased equipment was sold in October 1997. The General Partners currently anticipate that all equipment will be sold and that the Partnership will be liquidated by 1999.

      During the reinvestment period, which ended on March 31, 1996, distributable cash flow in excess of current distributions to the Class A Limited Partners at an annualized distribution rate of 14% of their contributed capital, to the Class B Limited Partner at an annualized distribution rate of 11% of its contributed capital and to the General Partners was reinvested in additional equipment. Beginning in the second quarter of 1996, the net cash flow generated, less necessary reserves, will be distributed to the partners.

      The Partnership's principal investment objectives were:

            (i) to generate current cash distributions to the Class A Limited Partners from lease revenues (a portion of which will constitute a return of capital);

            (ii)  to preserve and protect Partnership capital; and

            (iii) to generate additional cash distributions through releasing, remarketing and sales after the end of the reinvestment period.

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

New Accounting Pronouncements, Issued But Not Yet Effective

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from non owner sources. The Partnership does not expect this pronouncement to materially impact the reporting of its results of operations.

Impact of the Year 2000 Issue

      The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. This could result in a system failure or miscalculations in the year 2000 causing disruptions of operations of the Partnership, its lessees, or general partners. As the Partnership expects to be liquidated by 1999 the Partnership is not exposed to financial risk from the Year 2000 issue.

Equipment Portfolio

      The following table describes the Partnership's equipment portfolio as of December 31, 1997.

                   Schedule of Remaining Equipment Investments
                             As of December 31, 1997

                 Equipment Type(1)          Original Cost(2)      % of Portfolio
                 --------------             -------------         --------------
Industrial (Includes Forklifts)              $ 8,912,765              43.43%
Manufacturing                                  3,346,462              16.31%
Transportation                                 2,308,297              11.25%
Furniture and Fixtures                         1,538,134               7.50%
Communication                                    323,034               1.57%
PCs and Workstations                             815,985               3.98%
Mining and Construction                        1,382,447               6.74%
Peripherals and Printers                       1,295,851               6.31%
Medical and Research                             597,466               2.91%
                                             -----------             ------

                        Total                $20,520,441(3)          100.00%
                                             ===========             ======

-------------------

(1)   Includes equipment subject to direct financing leases.
(2)   Such amounts include related acquisition fees.
(3) Excludes off lease equipment which had associated original cost of $4,945,237. Substantially all of such equipment was computer related equipment.

Significant Lessees

      The Partnership leases its equipment to a significant number of lessees. One lessee, CMA, the lessee under the Master Lease consummated in late 1995, accounted for more than 10% of the Partnership's leasing revenues during the year ended December 31, 1997. The Master Lease was prepaid in December 1995.

      As part of its investment objectives, the Partnership diversified its equipment portfolio through the re-investment program. The Partnership will no longer expend funds for equipment acquisitions.

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

Employees

      The Partnership has no employees. The officers, directors and employees of the General Partners and their affiliates perform services on behalf of the Partnership. The General Partners are entitled to certain fees and reimbursements of certain out-of-pocket expenses incurred in connection with the performance of these management services. See Item 10 of this Report, "Directors and Executive Officers of the Registrant", and Item 13 of this Report, "Certain Relationships and Related Transactions", which are incorporated herein by reference.

Item 2. Properties

      The Partnership does not own or lease any properties other than the equipment which is discussed in Item 1 of this Report, "Business", which is incorporated herein by reference.

Item 3. Legal Proceedings

      In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York ("District Court") concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group, Inc. (together, "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re: PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including the Administrative General Partner of the Partnership.

      The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in the Partnerships, PaineWebber and the Administrative General Partner (1) failed to provide adequate disclosure of the risks involved with the Partnerships; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs also alleged that following the sale of the Partnership investments PaineWebber and the Administrative General Partner misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber and the Administrative General Partner violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

      On May 30, 1995, the District Court certified class action treatment of the plaintiffs' claims in the class action entitled, In re: PaineWebber Limited Partnerships Litigation.

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. A definitive settlement was signed in July 1996 and in March 1997, the District Court approved the settlement as fair and reasonable. Under the terms of the settlement, PaineWebber agreed to pay $125 million and certain additional consideration to class members. The investors who had objected to the settlement have appealed the District Court's approval to the United States Court of Appeals for the Second Circuit. In July 1997, the U.S. Court of Appeals for the Second Circuit affirmed the District Court's approval of the Settlement. The District Court must still determine the amount of attorney's fees to be awarded to the plaintiffs' counsel which will be paid from the settlement fund so that the remainder of monies can be distributed to class members.

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

      Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber and its affiliates, including the Administrative General Partner, could be entitled to indemnification from the Partnership for expenses and liabilities in connection with the above litigation. PaineWebber and its affiliates have agreed to not seek any indemnification from the Partnership for any amounts payable in connection with the New York Limited Partnership Actions litigation. Additionally, the General Partners believe that if indemnification is sought, the Abbate settlement would not have a material impact on the financial statements taken as a whole.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Limited Partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      There is no organized trading market for the purchase and sale of the Units and certain measures have been adopted and implemented to assure that no organized trading market will develop.

      As of March 1, 1998, the number of Class A Limited Partners was 3,461, representing 142,128 Units.

      The Partnership made the following monthly and quarterly distributions to its Class A Limited Partners out of cash flows during 1997 and 1996:

 Period From Which     Amount Of
Distributable Cash    Distribution
  Was Generated         Per Unit         Record Date           Payment Date
  -------------         --------         -----------           ------------
  Quarter ended
  March 31, 1997         17.50         April 1, 1997          April 25, 1997
  Quarter ended
  June 30, 1997          28.00         July 1, 1997           July 25, 1997
  Quarter ended
  September 30, 1997      8.00         October 1, 1997        October 24, 1997
  Quarter ended
  December 31, 1997      95.00         January 1, 1998        January 23, 1998
  January 1996            5.83         February 1, 1996       February 25, 1996
  February 1996           5.83         March 1, 1996          March 25, 1996
  March 1996              5.84         April 1, 1996          April 23, 1996
  April 1996              5.83         May 1, 1996            May 25, 1996
  May 1996                5.83         June 1, 1996           June 25, 1996
  June 1996               5.84         July 1, 1996           July 23, 1996
  July 1996               5.83         August 1, 1996         August 25, 1996
  August 1996             5.83         September 1, 1996      September 24, 1996
  October 1996
  and prior              17.50         October 1, 1996        October 25, 1996
  Quarter ended
  December 31, 1996      10.00         January 1, 1997        January 25, 1997

      During 1996 the Partnership changed its cash distribution convention from monthly to quarterly for all partners.

      Total distributions to all partners for 1997 and 1996 were declared as follows:

                                          1997              1996
                                      -----------       -----------
Class A Limited Partners              $21,106,008       $10,540,212

Class B Limited Partners                2,929,016         1,035,177

General Partners                        1,179,965           609,228
                                      -----------       -----------

                                      $25,214,989       $12,184,617
                                      ===========       ===========

Item 6. Selected Financial Data

      The following selected financial data of the Partnership has been derived from the audited financial statements for the indicated periods. The information set forth below should be read in conjunction with the Partnership's financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Items 8 and 7, respectively, of this Report, which are incorporated herein by reference.

                                           As of December 31
                                             or Year Ended
                                              December 31,
-------------------------------------------------------------------------------------------------------------
                                                  1997         1996         1995         1994         1993
                                                  ----         ----         ----         ----         ----
Total Revenues(1)                             $10,632,297  $16,059,351  $16,382,650  $18,149,798  $21,469,262
Net Income                                      2,072,522    4,258,032    3,957,086    2,670,613    2,686,038
Net Income per Class A Limited Partnership
 Unit(2)                                            12.50        27.80        22.14        11.70        10.78
 Total Assets                                  28,944,212   41,098,131   53,302,011   49,115,873   57,919,012
Discounted Lease Rentals                        1,523,570    2,802,710    4,747,859    4,531,890    4,555,585
Partners' Equity                                3,044,144   26,186,611   34,113,196   41,629,451   50,432,179
Distributions Declared to Partners             25,214,989   12,184,617   11,473,341   11,473,341   11,473,341

(1) Includes net losses on disposition of equipment and other of $278,882 and $223,353 for the years ended December 31, 1994 and 1993, respectively, and net gains on disposition of equipment of $461,994, $789,154 and $179,352 for the years ended December 31, 1997, 1996 and 1995, respectively.

(2)   Calculated based upon the weighted average number of units outstanding.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussions should be read in conjunction with the "Selected Financial Data" and the Consolidated Financial Statements of the Partnership and the Notes thereto. This report contains, in addition to historical information, forward-looking statements that include risks and other uncertainties. The Partnership's actual results may differ materially from those anticipated in these forward-looking statements. Factors that might cause such a difference include those discussed below, as well as general economic and business conditions, competition and other factors discussed elsewhere in this report. The Partnership undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

Liquidity and Capital Resources

      The Partnership commenced operations on June 22, 1990.

      Equipment acquisitions (including acquisition fees and expenses) since the commencement of operations have been as follows:

                            Purchased with Net
                            Proceeds from the       Contributed by the    Purchased Pursuant
       Total Acquisition     Sale of Class A          Class B Limited      to Reinvestment
             Cost*                Units                   Partner              Program
       -----------------    -------------------     ------------------    ------------------
1990      $ 45,278,316         $39,529,865              $5,470,464           $   277,987
1991        27,997,203          19,292,333               2,723,225             5,981,645
1992        15,780,483           3,039,218                 449,161            12,292,104
1993        16,937,818                  --                      --            16,937,818
1994        11,388,058                  --                      --            11,388,058
1995        14,347,283                  --                      --            14,347,283
1996         8,740,536                  --                      --             8,740,536
1997             3,929                  --                      --                 3,929(1)
          ------------         -----------              ----------           -----------
          $140,473,626         $61,861,416              $8,642,850           $69,969,360
          ============         ===========              ==========           ===========

*     Includes investment in direct financing leases.

(1)   Represents upgrade to an existing lease.

      From inception through December 31, 1997, the Partnership sold equipment with an original cost as follows:

                              Original Cost Associated
      Year Ending               with Equipment Sold
      December 31,             or Disposed of (1)(2)
 -----------------------     ---------------------------
          1991                       $  1,074,780
          1992                          3,928,788
          1993                         14,916,752
          1994                         13,247,784
          1995                         20,352,539
          1996                         12,500,250
          1997                         48,987,055
                                     ------------
                                     $115,007,948
                                     ============

(1)   Includes investment in direct financing leases.

(2) See "Selected Financial Data", set forth elsewhere herein, for disclosure of related gains and losses.

      Rent and other receivables, net of the allowance for doubtful accounts, decreased by $510,775 from $685,850 at December 31, 1996 to $175,075 at December 31, 1997. This decrease was primarily the result of the collection efforts relating to rents receivable and the lease prepayment transaction discussed below ("Prepayment of Leases") as well as $337,627 receivable from equipment sales recorded at December 31, 1996 and collected in January 1997.

      The Partnership invests working capital and cash flow from operations prior to its distribution to the partners or its reinvestment in additional equipment, in short-term highly liquid investments. These investments are primarily short-term commercial paper issued by large domestic corporations.

      In the year ended December 31, 1997, distributions of net cash flows provided by operations declared and paid by the Partnership were $25.2 million and $10.4 million, respectively. Distributions declared were $12.2 million and $11.5 million, respectively in the years ended December 31, 1996 and 1995. Net cash provided by operating activities was $7.2 million for 1997, $11.7 million for 1996 and $15.7 million for 1995. In the aggregate, for this three-year period net cash provided by operating activities totaled $34.6 million and cash distributions declared by the Partnership totaled $48.9 million ($33.6 million paid). Additionally, the Partnership generated proceeds from the sale of equipment of $20.0 million, $2.8 million and $2.6 million during 1997, 1996 and 1995, respectively, and repaid discounted lease rentals in the amount of $1.3 million, $1.9 million and $2.3 million in 1997, 1996 and 1995, respectively.

Equipment Sale

      In October 1997, the Partnership entered into an agreement with an unaffiliated third party to sell certain equipment subject to leases for an aggregate sale price of $15,338,420. The equipment, which included printers, transportation, industrial, communication, manufacturing and research equipment was originally purchased for purchase prices aggregating $29,855,031 and had an aggregate net book value of $16,323,645 at September 30, 1997. The equipment had generated aggregate rents of approximately $19,000,000 for the Partnership through the date of sale. The Partnership recorded a writedown of $1,000,000 at September 30, 1997 to reflect the difference between the sale price and the depreciated value of the equipment. The sale was consummated and the sales proceeds were received on October 30, 1997. Of the proceeds received, $156,476 was utilized to repay related non-recourse debt and the balance less any amount required for operations, will be available for distribution to partners in January 1998. The equipment sold represented approximately 57% of the Partnership's remaining equipment on a net book value basis at September 30, 1997, and approximately 70% of the September 1997 monthly rental billings. The Managing General Partner of the Partnership has determined that such sale represents a dissolution event, as defined and is investigating sales opportunities with respect to the remaining portfolio of equipment in order to complete the expeditious liquidation of the Partnership.

      On December 11, 1995, the Partnership entered into a lease (Master Lease) with an unaffiliated third party (Master Lessee) for a term of approximately 110 months. Under the terms of the Master Lease, the Partnership assigned to the Master Lessee certain economic rights to certain user leases (with remaining lease terms ranging from 10 to 55 months) originally acquired by the Partnership for purchase prices aggregating $13,879,929 (including related acquisition fees) (Master Lease Equipment) and which represented future minimum lease rentals under non-cancelable leases totaling $7,563,186. The Master Lessee prepaid ("Prepayment of Leases"), on a discounted basis at a rate of 8.25%, the rent due to the Partnership under the Master Lease in the amount of $11,257,741 of which $6,072,331 and $8,531,925 remained unamortized at December 31, 1997 and 1996, respectively, and which is carried as prepaid rent on the balance sheets at such dates. The Master Lease term exceeds the related original user lease terms. Additionally, at the inception of the Master Lease the Prepayment of Leases exceeded the aggregate of the remaining rental payments due under the user leases and the residual (salvage) value estimates for the equipment subject to the user leases, on an undiscounted basis. The Partnership does not have any economic obligations relating to the equipment subject to the Master Lease until such equipment is returned upon the expiration of the Master Lease. Upon expiration of the Master Lease, the economic benefits of all Master Lease equipment still being leased by third parties as well as a portion of the residual value of such equipment based upon a formula will revert to the Partnership. Substantially all of the proceeds from the Prepayment of Leases was invested in additional equipment prior to the expiration of the reinvestment period.

      Partnership equity declined by $23,142,467, or 88%, from December 31, 1996 to December 31, 1997 as a result of the declaration of cash distributions to the partners in excess of the Partnership's net income. This resulted from the fact that, unlike net income, cash flow from operating activities and proceeds from sales of equipment, after deducting the related repayment of discounted lease rentals, is the source of funds utilized to make cash distributions to partners, and is not reduced by depreciation expense, cost of equipment sold, and provisions for equipment impairment attributable to the Partnership's equipment. The Partnership completed the sale of a significant portion of its remaining portfolio in October 1997. A substantial portion of the proceeds from the October sale were included in the distribution declared for the fourth quarter of 1997.

      Distributions may be characterized for tax, financing reporting and economic purposes as a return of capital, a return on capital or both. The portion of each distribution by the Partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based on the amount of net income reported by the Partnership for financial reporting purposes, approximately 92%, 63%, and 68%, respectively, of the annual cash distributions to the Class A Limited Partners for the years ended December 31, 1997, 1996 and 1995 constituted a return of capital. Also, based on the amount of net income reported by the Partnership for financial reporting purposes, approximately 70% of the cash distributions paid to the Class A Limited Partners from inception of the Partnership through December 31, 1997 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of the equipment after initial lease terms expire) have been realized.

      As of December 31, 1997, the Partnership had sold a substantial portion of its assets and the Managing General Partner is exploring opportunities to sell the remaining portfolio of equipment. In January 1998 the Partnership distributed a substantial portion of the proceeds generated by the October 1997 equipment sale discussed above. Future distributions (after the $95.00 per unit distribution in January 1998) will be made based upon cash generated by the sale and lease of remaining equipment which is not expected to be significant.

Litigation

      See Item 3, "Legal Proceedings" for a discussion of certain class action lawsuits.

Results of Operations

      Substantially all of the Partnership's revenue since the inception of the Partnership has been generated from the leasing of the Partnership's equipment to unaffiliated third parties under triple net leases most of which were in effect at the time the equipment was acquired by the Partnership. The balance of the Partnership's revenue consisted of interest income from temporary investments and gains realized on the sale of equipment. The Partnership collected approximately $133,000 in final settlement of claims in a bankruptcy case, which was included in other income on the 1995 Statement of Income. The related equipment had been disposed of in prior years.

      Under the terms of the Partnership's triple net leases, all expenses related to the ownership and operation of the equipment from inception through December 31, 1997 have been paid by the lessees. The Partnership records depreciation expense pertaining to the equipment and incurs management fees and certain general and administrative expenses in connection with the operation of the Partnership. General and administrative expenses consist primarily of investor reporting expenses and transfer agent and audit fees.

      The Partnership performs ongoing assessments of the likelihood of lessee defaults on existing leases and the effect that any such defaults may have on the collectibility of the Partnership's recorded accounts receivable, and the recoverability of recorded equipment residual values based on independent and internal evaluations of the estimated future value of equipment. Impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value.

1997 Compared to 1996

      The Partnership's net income was $2,072,522 in the year ended December 31, 1997 ("1997 Period") as compared to net income of $4,258,032 for the year ended December 31, 1996 ("1996 Period"). The principal reason for the decrease was that components of income (including rent, direct financing lease income and gains on disposition of equipment) decreased by a greater percentage than depreciation expense due to the expiration of leases, additional writedowns and increases to interest expense. Additionally in 1996, the net income included a reversal of certain fees previously accrued. Generally these decreases are consistent with expectations based upon the expiration of the reinvestment phase in 1996 and the continued sale of equipment upon lease expirations as well as the October 1997 sale.

      Rentals from operating leases decreased by $4,894,066 or 34%, in the 1997 Period as compared to the 1996 Period. The decrease is attributable to the expiration of leases in accordance with their respective terms and either the sale of equipment or the remarketing of the equipment at lower lease rates.

      As discussed above, the Partnership performs ongoing assessments of accounts receivable and recorded equipment residual values based on actual sales of similar equipment and other evaluations of estimated future equipment values and provides for writedowns when the value of the equipment has been impaired on an other than temporary basis. Based upon managements assessments as noted above, the Partnership recorded writedowns totaling $1,000,000 in the 1997 Period. In the 1996 Period, the Partnership provided writedowns aggregating $775,000 and wrote off an uncollectible receivable of $27,854.

      Depreciation and amortization expense decreased by $3,096,866, or 30% in the 1997 Period as compared to the 1996 Period. The decrease was attributable to the continued sale of equipment at the end of the scheduled lease terms.

      Management fees during the 1997 Period decreased by $355,966, or 60%, in comparison to the 1996 Period, based upon the deduction of leases in place and was consistent with the decline in rental revenues.

      The Managing General Partner was entitled to receive a subordinated disposition fee in an amount equal to the lesser of (i) 50% of the fee that would be charged by an unaffiliated party, or (ii) 3% of the gross contract price relating to each sale of equipment as compensation for negotiating and consummating sales of equipment. At December 3, 1996, the Partnership reversed previously accrued subordinated disposition fees totaling $422,828 because the Managing General Partner concluded that it is no longer probable that these subordinated dispositions fees would be paid. Of such amount $61,693 was incurred during the nine months ended September 30, 1996.

      Interest expense incurred during the 1997 Period decreased by $234,055 or 22%, as compared to the 1996 Period. Interest expense is composed of two components; (i) interest expense incurred in connection with the discounting of certain leases with unaffiliated lenders and (ii) interest incurred in connection with the application of the prepaid rent received pursuant

================================================================================

to the Master Lease transaction. For accounting purposes, the prepaid rent is treated as a financing. Income is recognized ratably over the terms of the leases and the related interest is charged to operations. The decreases reflect the continued repayment of discounted leases, reducing outstanding balances, and the continued amortization and recognition of the prepaid rent.

      General and administrative expenses decreased by $94,464 or $21%, in the 1997 Period as compared to the 1996 Period. The decrease in the 1997 Period is attributable principally to a decrease in insurance premiums incurred by the Partnership in the 1997 Period as compared to the 1996 Period.

1996 Compared to 1995

      The Partnership's net income was $4,258,032 in the year ended December 31, 1996 ("1996 Period") as compared to net income of $3,957,086 for the year ended December 31, 1995 ("1995 Period").

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

Inflation and Changing Prices

      Inflation has not had any material impact on the operations or financial condition of the Partnership from inception through December 31, 1997. However, inflation and changing prices, in addition to other factors, may affect the eventual selling price of the Partnership's equipment.

FASB 130

Risks and Uncertainties

      As discussed in Note 7, the Partnership has sold a substantial portion of its assets during 1997 and the Managing General Partner is exploring opportunities to sell the remaining portfolio of equipment. As the General Partners have not yet adopted a formal plan of liquidation, including a measurement date, the accompanying financial statements have been prepared on a going concern basis. Accordingly it is reasonably possible that the liquidation basis of accounting will be adopted in the near term. It cannot presently be determined whether the amounts realizable from the disposition of the remaining assets will differ materially from the amounts shown in the accompanying financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

Item 8. Financial Statements and Supplementary Data

List of Financial Statements
----------------------------

                                                                          Page
                                                                          ----

Report of Independent Accountants                                          F-2

Balance Sheets - December 31, 1997 and 1996                                F-3

Statements of Income for the years ended
    December 31, 1997, 1996 and 1995                                       F-4

Statements of Partners' Equity for the years
    ended December 31, 1997, 1996, and 1995                                F-5

Statements of Cash Flows for the years ended
    December 31, 1997, 1996 and 1995                                       F-6

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
PaineWebber Preferred Yield Fund, L.P.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaineWebber Preferred Yield Fund, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

                                       Coopers & Lybrand L.L.P.
New York, New York
March 30, 1998.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                  BALANCE SHEETS -- DECEMBER 31, 1997 AND 1996

ASSETS                                                                         1997                    1996
------                                                                         ----                    ----
Cash and cash equivalents (Note 4)                                         $19,606,352             $ 2,879,451
Rent and other receivables, net of allowances for
 bad debts of $172,900 at each of
 December 31, 1997 and 1996 (Note 5)                                           175,075                 685,850
Equipment held for sale or lease, net of accumulated
 depreciation of $4,103,002 and $780,011 in 1997 and 1996,
 respectively and allowances for losses of $112,754 and
 $83,922 at December 31,1997 and 1996, respectively (Note 7)                   729,481                 206,624
Net investment in direct financing leases (Note 6)                             170,230               2,970,314
Equipment on operating leases, net of accumulated
 depreciation of $11,966,110 and $30,258,762 at December
 31, 1997, and 1996, respectively, and write downs
 of $300,945 and $459,134 at December 31, 1997 and 1996,
 respectively (Note 7)                                                       8,253,386              34,346,204
Other assets                                                                     9,688                   9,688
                                                                           -----------             -----------
 Total Assets                                                              $28,944,212             $41,098,131
                                                                           ===========             ===========
LIABILITIES AND PARTNERS' EQUITY
--------------------------------
LIABILITIES:
 Prepaid rent (Note 7)                                                      $6,072,331              $8,531,925
 Accounts payable and accrued liabilities                                    1,299,791                 370,940
 Payables to affiliates (Note 10)                                              263,591                 773,335
 Interest payable                                                                7,792                  13,081
 Deferred rental income and deposits                                           246,840                 730,591
 Distributions payable to partners                                          16,486,153               1,688,938
 Discounted lease rentals (Note 8)                                           1,523,570               2,802,710
                                                                           -----------             -----------
   Total Liabilities                                                        25,900,068              14,911,520
                                                                           -----------             -----------
Commitments and Contingencies (Notes 10 and 12)
PARTNERS' EQUITY:
 General Partners                                                              110,227               1,216,120
 Limited Partners:
   Class A (142,128 Units outstanding at December 31,
    1997 and 1996)                                                           2,498,859              21,828,653
   Class B                                                                     435,058               3,141,838
                                                                           -----------             -----------
     Total Partners' Equity                                                  3,044,144              26,186,611
                                                                           -----------             -----------
   Total Liabilities and Partners' Equity                                  $28,944,212             $41,098,131
                                                                           ===========             ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                1997            1996            1995
                                                ----            ----            ----
REVENUE:
    Rentals from operating leases           $ 9,378,829     $14,272,895     $15,249,237
    Direct finance lease income                 351,997         696,247         602,486
    Gain on sale of equipment                   461,994         789,154         179,352
    Interest income                             302,541         255,463         202,126
    Other income                                136,936          45,592         149,449
                                            -----------     -----------     -----------
                                             10,632,297      16,059,351      16,382,650
                                            -----------     -----------     -----------
EXPENSES:
    Depreciation and amortization             6,151,920       9,248,786      10,764,228
    Provision for losses on equipment
        and bad debts                         1,000,000         802,854         447,900
    Interest (Notes 7 and 8)                    809,618       1,043,673         276,427
    Management fees (Note 10)                   234,851         590,817         549,780
    Disposition fees (Note 10)                        -        (342,661)         99,736
    General and administrative (Note 10)        363,386         457,850         287,493
                                            -----------     -----------     -----------
                                              8,559,775      11,801,319      12,425,564
                                            -----------     -----------     -----------
NET INCOME                                  $ 2,072,522     $ 4,258,032     $ 3,957,086
                                            ===========     ===========     ===========
NET INCOME ALLOCATED:
    To the General Partners                 $    74,072     $   212,901     $   732,387
    To the Class A Limited Partners           1,776,214       3,951,236       3,146,637
    To the Class B Limited Partner              222,236          93,895          78,062
                                            -----------     -----------     -----------
                                            $ 2,072,522     $ 4,258,032     $ 3,957,086
                                            ===========     ===========     ===========
NET INCOME PER WEIGHTED
    AVERAGE NUMBER OF UNITS
    OF CLASS A LIMITED PARTNER
    INTERESTS OUTSTANDING                   $     12.50     $     27.80     $     22.14
                                            ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER
    OF UNITS OF CLASS A LIMITED
    PARTNER INTERESTS
    OUTSTANDING                                 142,128         142,128         142,128
                                            ===========     ===========     ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                         STATEMENTS OF PARTNERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                         Class A         Class B
                                          General        Limited         Limited
                                         Partners       Partners         Partner           Total
                                         --------       --------         -------           -----
Balance, December 31, 1994             $ 1,453,727     $ 35,219,952     $ 4,955,772     $ 41,629,451
   Net income                              732,387        3,146,637          78,062        3,957,086
   Distributions declared to partners     (573,667)      (9,948,960)       (950,714)     (11,473,341)
                                       -----------     ------------     -----------     ------------
Balance, December 31, 1995               1,612,447       28,417,629       4,083,120       34,113,196
   Net income                              212,901        3,951,236          93,895        4,258,032
   Distributions declared to partners     (609,228)     (10,540,212)     (1,035,177)     (12,184,617)
                                       -----------     ------------     -----------     ------------
Balance, December 31, 1996               1,216,120       21,828,653       3,141,838       26,186,611
   Net income                               74,072        1,776,214         222,236        2,072,522
   Distributions declared to partners   (1,179,965)     (21,106,008)     (2,929,016)     (25,214,989)
                                       -----------     ------------     -----------     ------------
Balance, December 31, 1997             $   110,227     $  2,498,859     $   435,058     $  3,044,144
                                       ===========     ============     ===========     ============


                   The accompanying notes are an integral part
                         of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                       1997              1996             1995
                                                                       ----              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $  2,072,522      $  4,258,032     $  3,957,086
    Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                               6,151,920         9,248,786       10,764,228
         Provision for losses and bad debts                          1,000,000           802,854          447,900
         Gain on sale of equipment                                    (461,994)         (789,154)        (179,352)
         Decrease in rent and other receivables                        222,148           461,303          400,056
         Increase (decrease) in accounts payable and
            accrued liabilities                                        928,851          (160,518)         122,571
         (Decrease) increase in payables to affiliates                (509,744)          476,150          229,775
         Reversal of subordinated disposition fees (Note 10)                --          (342,661)              --
         (Decrease) increase in accrued interest payable                (5,289)           (9,207)             447
         (Decrease) increase  in deferred rental income
            and deposits                                              (483,751)         (180,926)           8,907
         Decrease (increase) in other assets                                --             9,718          (19,406)
         Decrease in prepaid rent                                   (1,731,189)       (2,116,612)              --
                                                                  ------------      ------------     ------------
            Net cash provided by operating activities                7,183,474        11,657,765       15,732,212
                                                                  ------------      ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Recovery of investment in direct financing leases                1,281,404         1,606,599        1,518,138
    Proceeds from sale of equipment including direct
       financing leases                                             19,962,866         2,771,818        2,594,979
    Purchases of equipment on operating leases                          (3,929)       (8,649,624)     (13,747,672)
    Investment in direct financing leases                                   --           (90,912)        (599,611)
                                                                  ------------      ------------     ------------
      Net cash provided by (used in) investing activities           21,240,341        (4,362,119)     (10,234,166)
                                                                  ------------      ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Prepaid rent                                                            --                         11,124,724
    Proceeds from discounted lease rentals                                  --                --        2,508,339
    Repayment of discounted lease rentals                           (1,279,140)       (1,945,149)      (2,292,370)
    Cash distributions paid to partners                            (10,417,774)      (11,706,805)     (11,473,341)
                                                                  ------------      ------------     ------------
      Net cash used in financing activities                        (11,696,914)      (13,651,954)        (132,648)
                                                                  ------------      ------------     ------------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                            16,726,901        (6,356,308)       5,365,398
CASH AND CASH EQUIVALENTS
    AT BEGINNING OF YEAR                                             2,879,451         9,235,759        3,870,361
                                                                  ------------      ------------     ------------
CASH AND CASH EQUIVALENTS
    AT END OF YEAR                                                $ 19,606,352      $  2,879,451     $  9,235,759
                                                                  ============      ============     ============


                   The accompanying notes are an integral part
                         of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                       1997        1996        1995
                                                       ----        ----        ----
Supplemental schedule of cash flow information:
    Interest paid                                  $   814,907  $1,052,880  $  275,980
                                                   ===========  ==========  ==========
NON-CASH TRANSACTIONS
Distribution to partners accrued but not paid      $16,486,153  $1,688,938  $1,211,123
                                                   ===========  ==========  ==========
Equipment subject to operating leases
 converted to direct financing leases at renewal   $    87,769  $  958,724  $  879,978
                                                   ===========  ==========  ==========
Prepaid rent applied in equipment sales            $   728,405  $  476,187  $       --
                                                   ===========  ==========  ==========


                   The accompanying notes are an integral part
                         of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

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

      Risks and Uncertainties As discussed in Note 7, the Partnership has sold a substantial portion of its assets during 1997 and the Managing General Partner is exploring opportunities to sell the remaining portfolio of equipment. As the General Partners have not yet adopted a formal plan of liquidation, including a measurement date. The accompanying financial statements have been prepared on a going concern basis. Accordingly it is reasonably possible that the liquidation basis of accounting will be adopted in the near term. It cannot presently be determined whether the amounts realizable from the disposition of the remaining assets will differ materially from the amounts shown in the accompanying financial statements. Accordingly, no adjustments that might be necessary to record the assets at their net realizable value have been made.

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

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

      Equipment on Operating Leases Rentals from operating leases are recognized on a straight-line basis over the term of the lease. Equipment on operating leases is stated at cost, including the acquisition fees paid to the Managing General Partner, less accumulated depreciation. Depreciation is calculated on a straight-line basis over the lease terms, ranging from two to seven years, to an amount equal to the equipments estimated fair market value at the lease termination date. In estimating such values, independent appraisals and other circumstances regarding the equipment and the lessee are considered. Thereafter, residual estimates are re-evaluated each quarter. Impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value.

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

      Disposition of Equipment When equipment is sold or disposed of, the asset and related accumulated depreciation and write down for loss, if any, are removed from the accounts and a gain or loss is recognized.

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

      Reclassifications Certain reclassifications have been made to the 1995 financial statements to conform to the classifications used in 1996.

      Statement 128 FASB 128 had no impact on the Partnership's computation of per unit values in any year presented.


New Accounting Pronouncements, Issued But Not Yet Effective

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from non owner sources. The Partnership does not expect this pronouncement to materially impact the reporting of its results of operations.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997


2. ORGANIZATION OF THE PARTNERSHIP

      The Partnership was formed on December 18, 1989 for the purpose of acquiring and leasing general equipment and office technology equipment. The Partnership acquired a portfolio of equipment subject to triple net leases (e.g. repairs, insurance and taxes are paid by the lessees) with unaffiliated third parties.

      The Managing General Partner of the Partnership is CAI Equipment Leasing II Corp., a wholly-owned subsidiary of Capital Associates, Inc., and the Administrative General Partner is General Equipment Management, Inc., a wholly-owned subsidiary of Paine Webber Group Inc. (The Managing General Partner and the Administrative General Partner are hereinafter collectively referred to as the "General Partners")

      Capital Associates International, Inc. ("CAII"), an affiliate of the Managing General Partner, is the Class B Limited Partner. The Class B Limited Partner contributed equipment to the Partnership having a fair market value equal to 12.5% of the aggregate acquisition value of the equipment purchased with the offering proceeds received from the sale of the Units of Class A Limited Partner Interest ("Units") and the equipment contributed by the Class B Limited Partner. The Class B Limited Partner satisfied its contribution obligation during 1992.

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

      The Partnership commenced operations on June 22, 1990 and acquired a total of $140,473,626 of leased equipment, of which $3,929 (for an upgrade), $8,740,536 and $14,347,283 was acquired during 1997, 1996 and 1995, respectively. The Partnership will no longer commit funds for reinvestment.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

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

1. During the reinvestment period (ended March 31, 1996).
   ------------------------------------------------------

                                                           Class A      Class B
                                                           Limited      Limited
                                                           Partners     Partner      Reinvested
                                                           --------     -------      ----------
   (A) Until the Class A Limited Partners
       have received a 3.5% quarterly
       (14% annualized), cumulative distribution
       on their capital contributions                       100.0%          --            --
   (B) Cash remaining after (A) above and
       until the Class B Limited Partner
       has received a 2.75% quarterly
       (11% annualized) distribution on its
       capital contributions                                   --        100.0%           --
   (C) Cash remaining after (B) above
       is to be reinvested in additional
       equipment                                               --           --         100.0%

2. After the reinvestment period:
   -----------------------------

   (A) Until the Class A Limited Partners have
       received a 3.5% quarterly (14% annualized),
       cumulative distribution on their capital
       contributions                                        100.0%          --            --
   (B) Cash remaining after (A) above and
       until the Class B Limited Partner
       has received a 2.75% quarterly
       (11% annualized) distribution on its
       capital contributions                                   --        100.0%           --
   (C) Cash remaining after (B) above and until the
       Class A Limited Partners receive a return of
       their capital contributions, plus a 10% annual,
       cumulative distribution compounded quarterly on
       their adjusted capital contributions ("Payout")       87.5%        12.5%           --

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

                                                    Class A      Class B
                                                    Limited      Limited
                                                    Partners     Partner      Reinvested
                                                    --------     -------      ----------
   (D) Cash remaining after (C) above and until
       the Class B Limited Partner has received
       any previously undistributed portion of
       its 2.75% quarterly (11% annualized)
       distribution on its capital contributions         --       100.0%           --

   (E) Cash remaining after (D) above and until
       the Class B Limited Partner achieves Payout     12.5%       87.5%           --

   (F) Cash remaining after (E) above                  70.0%       30.0%*          --

                   *subject to certain specified limitations.

      In 1997, the Partnership sold a substantial portion of its portfolio thereby triggering, an event of dissolution as defined in the Partnership Agreement. As a result, the fourth quarter distribution and all future distributions will be based on accordance with the respective partners' capital accounts after all allocations of profits and losses, as provided for in the Partnership Agreement.

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

      There are several special allocation provisions included in the Partnership Agreement of which the two most significant are as follows: First, commissions and expenses paid in connection with the sale of Units are allocated 1% to the General Partners and 99% to the Limited Partners. The 99% allocated to the Limited Partners is shared 87.5% for the Class A Limited Partners and 12.5% for the Class B Limited Partner. Second, depreciation with respect to the equipment and any losses resulting from the sale of equipment was allocated 1% to the General Partners and 99% to the Limited Partners, until the cumulative amount of depreciation and losses so allocated to the Limited Partners equaled their aggregate capital contributions, net of the commissions and other expenses paid in connection with the sale of the Units. The 99%

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

allocated to the Limited Partners is shared by the Class A Limited Partners and the Class B Partner in proportion to their respective net capital contributions. The General Partners were also specially allocated items of income to offset their 1% allocation of these two items.

4. CASH AND CASH EQUIVALENTS

      Cash equivalents are primarily short-term commercial paper issued by large domestic corporations. At December 31, 1997, the Partnership held short-term commercial paper issued as follows:

      At December 31, 1997, the Partnership held short-term commercial paper issued as follows: Ford Motor Company purchased on various dates in December 1997 for prices aggregating $6,563,733 (Par Value 6,600,000), commercial paper issued by Associates Corp. of North America purchased on December 12, 1997 for a purchase price of $6,308,291 (Par Value $6,350,000), commercial paper issued by Prudential Funding Corp. purchased on December 19, 1997 for a price of $5,678,340 (Par Value $5,700,000), and commercial paper issued by American Express Inc. purchased on December 31, 1997 for a price of $497,511 (Par Value $500,000).

5. RENTS AND OTHER RECEIVABLES

      Rents and other receivables consist primarily of accrued rents, accrued interest receivable, and property taxes billed but not collected. The Partnership provided allowances for uncollectible accounts of $172,900 at each of December 31, 1997 and 1996, respectively, with respect to such receivables.

6. NET INVESTMENT IN DIRECT FINANCING LEASES

      The investment in direct financing leases at December 31, 1997 and 1996 consisted of the following:

                                                        1997             1996
                                                        ----             ----
   Minimum lease payments receivable                  $144,121       $3,016,804
   Estimated unguaranteed residual values               57,961          611,639
   Unearned lease income                               (31,852)        (658,129)
                                                      --------       ----------
                                                      $170,230       $2,970,314
                                                      ========       ==========

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

      Direct financing lease receivables at December 31, 1997 are due in installments as follows:

                          Year Ending
                          December 31,    Amount
                          ------------   --------
                              1998       $ 78,588
                              1999         64,455
                              2000          1,078
                                         --------
                                         $144,121
                                         ========

7. EQUIPMENT ON OPERATING LEASES

      The following schedule provides an analysis of the Partnership's investment in equipment on operating leases as of December 31, 1997 and 1996:

                                              1997              1996
                                              ----              ----
Office technology and
   communications equipment              $  2,434,870      $ 15,372,523
General equipment                          18,085,571        49,691,577
                                         ------------      ------------
                                           20,520,441        65,064,100
Less:  Accumulated depreciation           (11,966,110)      (30,258,762)
Allowances for losses                        (300,945)         (459,134)
                                         ------------      ------------
                                         $  8,253,386      $ 34,346,204
                                         ============      ============

      Additionally, equipment with original costs aggregating $4,945,237 and $1,070,557 (net book values of $729,481 and $206,624), was off-lease at December 31, 1997 and 1996, respectively.

a.) Minimum Future Rentals

      The following is a schedule by years of minimum future rentals on operating leases as of December 31, 1997:

                          Year Ending
                          December 31,       Amount
                          ------------    ----------
                              1998        $2,680,518
                              1999         1,993,693
                              2000         1,153,231
                              2001           993,071
                              2002           775,231
                              Thereafter     690,965
                                          ----------
                                          $8,286,709
                                          ==========

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

      The rentals in the table substantially represent the rentals associated with the prepayment of leases discussed below ($7,118,148) (for which the cash has already been received) and rentals assigned to repay the discounted lease rentals ($1,153,660).

b.) Prepayment of Leases

      On December 11, 1995, the Partnership entered into a lease (Master Lease) with an unaffiliated third party (Master Lessee) for a term of approximately 110 months. Under the terms of the Master Lease, the Partnership assigned to the Master Lessee certain economic rights to certain user leases (with remaining lease terms ranging from 10 to 55 months) originally acquired by the Partnership for purchase prices aggregating $13,879,929 (including related acquisition fees) (Master Lease Equipment) and which represented future minimum lease rentals under non-cancelable leases totaling $7,563,186. The Master Lessee prepaid ("Prepayment of Leases"), on a discounted basis at a rate of 8.25%, the rent due to the Partnership under the Master Lease in the amount of $11,257,741 of which $6,072,331 and $8,531,925 remained unamortized at December 31, 1997 and 1996 and which is carried as prepaid rent on the balance sheets at such dates and accounted for as a financing. The Master Lease term exceeds the related original user lease terms. Additionally, at the inception of the Master Lease, the amount of the Prepayment of Leases exceeded the aggregate of the remaining rental payment due under the user leases and the residual (salvage) value estimates for the equipment subject to the user leases, on an undiscounted basis. The Partnership does not have any economic obligations relating to the equipment subject to the Master Lease until such equipment is returned upon the expiration of the Master Lease. Upon expiration of the Master Lease, the economic benefits of all equipment (Master Lease equipment) still being leased by third parties as well as a portion of the residual value of such equipment based upon a formula will revert to the Partnership.

c.) Equipment Sale

      In October 1997, the Partnership entered into an agreement with an unaffiliated third party to sell certain equipment subject to leases for an aggregate sale price of $15,338,420. The equipment, which included printers, transportation, industrial, communication, manufacturing and research equipment was originally purchased for purchase prices aggregating $29,855,031 and had an aggregate net book value of $16,323,645 at September 30, 1997. The equipment had generated aggregate rents of approximately $19,000,000 for the Partnership through the date of sale. The Partnership recorded a writedown of $1,000,000 at September 30, 1997 to reflect the difference between the sale price and the depreciated value of the equipment. The sale was consummated and the sales proceeds were received on October 30, 1997. Of the proceeds received, $156,476 was utilized to repay related non-recourse debt and the balance less any amount required for operations, will be available for distribution to partners in January 1998. The equipment sold represented approximately 57% of the Partnership's remaining equipment on a net book value basis at September 30, 1997, and approximately 70% of the September 1997 monthly rental billings. The Managing General Partner of the Partnership has determined that

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

such sale represents a dissolution event, as defined and is investigating sales opportunities with respect to the remaining portfolio of equipment in order to complete the expeditious liquidation of the Partnership.

8. DISCOUNTED LEASE RENTALS

      Discounted lease rentals outstanding at December 31, 1997 and 1996 were $1,523,570 and $2,802,710, respectively. Only one obligation remained outstanding at December 31, 1997, which carried interest at 10.83%. The non-recourse obligation matures as follows:

                 Year Ending
                 December 31,
                 ------------
                     1998                              $  554,166
                     1999 (including balloon              969,404
                           of $570,441)
                                                       ----------
                                                       $1,523,570
                                                       ==========

9. CONCENTRATION OF CREDIT RISK

      Approximately 65% of the Partnership's equipment acquired since inception based upon original cost was leased to lessees which were investment grade lessees, or entities which were operating subsidiaries of investment grade companies. An investment grade lessee is a company with a credit rating of not less than Baa, as determined by Moody's Investor Services, Inc. or comparable credit ratings, as determined by other recognized credit rating services.

      The following table (which includes equipment accounted for as direct financing leases) describes the Partnership's equipment portfolio as of December 31, 1997 and 1996 by significant equipment industry type. This table excludes equipment held for sale or lease at December 31, 1997 and 1996 respectively.

                                            December 31 1997           December 31 1996
                                            ----------------           ----------------
          Equipment Type(1)                  % of Portfolio             % of Portfolio
          -----------------                  --------------             --------------
Industrial (Includes Forklifts)                  43.43%                      27.23%
Manufacturing                                    16.31                       17.34
Transportation                                   11.25                       14.11
Furniture and Fixtures                            7.50                        8.51
Communication                                     1.57                        7.65
PCs and Workstations                              3.98                        7.74
Mining and Construction                           6.74                        6.54
Peripherals and Printers                          6.31                        6.53
Medical and Research                              2.91                        4.35
                                                ------                      ------
Total                                           100.00%                     100.00%
                                                ======                      ======

*Includes equipment subject to direct financing leases.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

10. TRANSACTIONS WITH AFFILIATES

                        Acquisition and Operating Stages

      Acquisition of Equipment The Partnership acquired, on an all-cash basis, equipment from CAII, an affiliate of the Managing General Partner, at purchase prices aggregating $2,542,028 and $9,148,443 (not including acquisition fees) during 1996 and 1995, respectively. During 1996 and 1995, the Partnership also acquired equipment subject to lease for purchase prices aggregating $5,944,610 and $4,782,289, respectively, from unaffiliated third parties.

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

      Acquisition Fee The Managing General Partner receives a fee equal to (i) 2.25% of the purchase price of equipment purchased with gross offering proceeds from the sale of Units, and (ii) 3.0% of the purchase price of equipment purchased with reinvested Partnership income as compensation for evaluating, selecting, negotiating and consummating the acquisition of the equipment. There is no acquisition fee payable with respect to the equipment contributed by the Class B Limited Partner. The Managing General Partner earned $253,898 and $416,551 of acquisition fees attributable to the acquisition of equipment during 1996 and 1995, respectively. No acquisition fees were earned during the year ended December 31, 1997. Acquisition fees are capitalized in the cost of equipment and depreciated with the related equipment for equipment subject to operating leases and are capitalized and amortized as a part of the investment in direct financing leases for equipment subject to such leases.

      Management Fees The General Partners receive a quarterly fee in an amount equal to 2.0% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement, and 5.0% of gross rentals for other leases (payable 55% to the Managing General Partner and 45% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $234,851, $590,817 and $549,780 were earned by the General Partners with regard to the rentals earned by the Partnership during 1997, 1996 and 1995, respectively.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

      Disposition Fees The Managing General Partner was entitled to receive a subordinated disposition fee in an amount equal to the lesser of (i) 50% of the fee that would be charged by an unaffiliated party, or (ii) 3% of the gross contract price relating to each sale of equipment as compensation for negotiating and consummating sales of equipment. At December 31, 1996, the Partnership reversed previously accrued subordinated disposition fees of $422,828 because the Managing General Partner concluded that it was no longer probable that these subordinated disposition fees would be paid.

      Accountable General and Administrative Expenses The General Partners are entitled to reimbursement of certain expenses, up to $25,000 per year, paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. The Managing General Partner, billed, for administrative services, $25,000 for each of the years ended December 31, 1997, 1996 and 1995.

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

11. RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

      The following is a reconciliation of the net income as shown in the accompanying financial statements to the taxable income reported for federal income tax purposes:

                                               1997          1996          1995
                                               ----          ----          ----
Net income per financial statements        $ 2,072,522   $ 4,258,032   $ 3,957,086

Increase (decrease) resulting from:
    Depreciation                              (491,034)   (2,012,678)   (2,129,473)
    Direct financing leases                    929,406     1,272,639     1,175,166
    Prepaid rental income and deposits        (556,911)      180,926         8,907
    Provisions for losses and bad debts      1,000,000       802,854       447,900
    Gain on sale of equipment                5,859,007       259,071       639,453
    Prepaid rent                            (2,328,505)   (2,592,799)   11,124,724
    Other                                      (78,167)     (155,367)       (4,361)
                                            ----------   -----------   -----------
Taxable income per federal
    income tax return                      $ 6,406,318   $ 2,012,678   $15,219,402
                                            ==========   ===========   ===========

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

      The following is a reconciliation of the amount of the Partnership's net equity as shown in the accompanying financial statements to the tax bases of the Partnership's net assets:

                                               1997          1996          1995
                                               ----          ----          ----
Net Partnership equity per financial
    statements                             $ 3,044,144   $ 26,186,611  $ 34,113,196
Increase (decrease) resulting from:
    Commission and expenses paid
    in connection with the sale
    of Class A limited partner units         8,952,640      8,952,640     8,952,640
    Distributions payable to partners       16,485,153      1,688,938     1,211,123
    Direct financing lease income
      and other                                119,165      5,728,510     3,274,645
    Deferred rental income and deposits            153        483,904       664,830
    Writedowns                                 586,599        715,956       876,439
    Accumulated depreciation                (5,029,304)   (17,688,688)   (15,990,348)
    Basis of contributed equipment               --          (290,785)      (290,785)
    Prepaid rent                             6,072,331      8,531,925     11,124,724
                                           -----------   ------------   ------------
Tax bases of net assets                    $30,230,881   $ 34,309,011   $ 43,936,464
                                           ===========   ============   ============

12. LITIGATION

      In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York ("District Court") concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group, Inc. (together, "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re: PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including the Administrative General Partner of the Partnership.

      The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in the Partnerships, PaineWebber and the Administrative General Partner (1) failed to provide adequate disclosure of the risks involved with the Partnerships; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs also alleged that following the sale of the Partnership investments PaineWebber and the Administrative General Partner misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber and the Administrative General Partner violated the Racketeer

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

Influenced and Corrupt Organization Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

      On May 30, 1995, the District Court certified class action treatment of the plaintiffs' claims in the class action entitled, In re: PaineWebber Limited Partnerships Litigation.

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. A definitive settlement agreement was signed in July 1996 and in March 1997 the District Court approved the settlement as fair and reasonable. Under the terms of the settlement, PaineWebber agreed to pay $125 million and certain additional consideration to class members. In July 1997, the U.S. Court of Appeals for the Second Circuit affirmed the District Court's approval of the Settlement.

      In February 1996, approximately 230 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understanding the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages. In September 1996, the California Superior Court dismissed many of the plaintiffs' claims as barred by the applicable statutes of limitation. In March 1997, a settlement was reached in various cases, including the Abbate litigation. The District Court must still determine the extent of attorney's fees to be awarded to plaintiffs' counsel which will be paid from the settlement fund so that the remainder of monies can be distributed to class members.

      Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber and its affiliates, including the Administrative General Partner, could be entitled to indemnification from the Partnership for expenses and liabilities in connection with the above litigation. PaineWebber and its affiliates have agreed to not seek any indemnification from the Partnership for any amounts payable in connection with the New York Limited Partnership actions. Additionally, the General Partners believe that if indemnification is sought, the Abbate settlement would not have a material impact on the financial statements taken as a whole.

13.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value of certain financial instruments, whether or not reported in the balance sheet. Where quoted market prices are unavailable the values are based on estimates using present value or other valuation techniques. The results are significantly affected by the assumptions used including the discount rate and estimates of future cash flows. In addition, because SFAS No. 107 excludes certain assets such as leased equipment owned by the Partnership, the aggregate fair value amounts discussed below do not purport to represent and should not be considered representative of the underlying market value of the Partnership.

      The methods and assumptions used to estimate the fair value of each class of the financial instruments are described below.

      Cash equivalents and rents and other receivables. For these balances, carrying value approximates fair value due to their short-term nature.

      Prepaid rent. For prepaid rent, the carrying value approximates the unearned balance of the master lease prepayment based upon the terms of the master lease, discounted at 8.25%.

      Discounted lease rentals. For discounted lease rentals, carrying value approximates fair value based upon current rate offered for a note of similar maturity.

      Accounts payable and accrued expenses, payable to affiliates, and accrued interest payable. For these balances carrying value approximates fair value due to its short-term nature.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There were no changes in accountants or disagreements with accountants with respect to accounting or financial disclosure issues during 1997 or 1996.


                                    PART III

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
                         ------------------------------

               Name                       Positions Held
               ----                       --------------

         John F. Olmstead       President and Director

         Dennis J. Lacey        Senior Vice President and Director

         Anthony M. DiPaolo     Senior Vice President and Director

         John A. Reed           Vice President, Assistant Secretary and Director

         Mick Meyers            Director

         Robert A. Golden       Director

         David J. Anderson      Chief Accounting Officer and Secretary

         Joe Bukofski           Vice President and Director

      John F. Olmstead, age 53, joined CAII as Vice President in December 1988. He is responsible for overseeing and directing CAII's equity department programs, including all of its public and private investor sales. Mr. Olmstead has a Bachelor of Science degree in Accounting from Indiana University, has completed the CPA Exam and received a Juris Doctorate from Indiana Law School. He has been involved in the equipment leasing business since 1969, as a co-founder of Finalco, Incorporated, for which he served as President from 1976 through March 1983. From 1983 to 1988 he operated his own leasing company as well as several manufacturing companies.

      Dennis J. Lacey, age 44, became associated with CAII as Vice President, Operations in October of 1989. Mr. Lacey has served as Treasurer and Chief Financial Officer of CAI and currently serves as its President and Chief Executive Officer and is a Director of CAII. Mr. Lacey was formerly an audit partner with Coopers & Lybrand. Mr. Lacey holds a degree in Accounting and Finance from the University of West Florida.

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

      Robert A. Golden, age 52, is Vice President and the National Sales Manager of the Company. Mr. Golden joined the Company in 1993 as a Branch Manager. He was promoted to his current position in September 1994. Prior to joining the Company, he was an Executive Vice President with the U.S. Funds Group, President of BoCon Capital Group and Vice President with Ellco/GE Capital for fifteen years. Mr. Golden is an officer, but not a director, of CAII.

      Richard H. Abernethy, age 43, joined CAII in April 1992 as Equipment Valuation Manager and currently serves as Vice President of Asset Management. Mr. Abernethy has 13 years experience in the leasing industry, including prior positions with Barclays Leasing Inc., from November 1986 to February 1992, and Budd Leasing Corporation, from January 1981 to November 1986. Mr. Abernethy holds a Bachelor of Arts in Business Administration from the University of North Carolina at Charlotte.

      John A. Reed, age 42, joined CAII in January 1990 as the Tax Director and Assistant Secretary. Mr. Reed is currently the Vice President of Marketing and is responsible for all lease documentation and management of transaction structuring and processing. Prior to joining the Marketing Department, Mr. Reed was Vice President of Credit and Debt Administration. He spent seven and one half years with Coopers & Lybrand in the Tax Department and served on CAII's tax consulting engagement during that time. Mr. Reed obtained degrees Bachelor of Arts in Social Sciences and Masters of Science in Accounting, from Colorado State University.

      David J. Anderson, age 44, joined CAII in August 1990 as Manager of Billing & Collections and currently serves as Assistant Vice-President/Chief Accounting Officer. Prior to joining CAII, Mr. Anderson was Vice President/Controller for Systems Marketing, Inc., from 1985 to 1990, and previous to that working in several senior staff positions at the Los Alamos National Laboratory and with Ernst & Whinney. Mr. Anderson holds a Bachelor of Business Administration degree in Accounting from the University of Wisconsin.

      Joseph F. Bukofski, age 43, joined CAII in June 1990 as a Financial Analyst. Mr. Bukofski is currently the Vice President of Marketing and is responsible for all lease documentation and management of transaction structuring and processing. Prior to joining the Company, he was a geologist with Barringer Geoservices, Inc. for eleven years. Mr. Bukofski holds a Bachelor of Science degree in Secondary Education - Earth Science from Bloomsburg University and a Masters of Science in Accounting from the University of Colorado.

                       General Equipment Management, Inc.
                       ----------------------------------

                Name                       Positions Held
                ----                       --------------

         Gerald F. Goertz, Jr.  Chairman of the Board

         Stephen R. Dyer        President and Director

         Joseph P. Ciavarella   Vice President, Secretary, Treasurer, Chief
                                Financial and Accounting Officer

         Clifford B. Wattley    Vice President, Assistant Secretary and Director

      Gerald F. Goertz, Jr., age 40, is Chairman of the Board of Directors of the Administrative General Partner. Mr. Goertz joined PaineWebber Incorporated in December 1990 and holds the position of Senior Vice President and Director of Specialized Investment Services. Prior to joining PaineWebber Incorporated, Mr. Goertz was associated with CG Realty Advisors and The Freeman Company. He received his Bachelor of Arts degree in Business Administration in 1979 from Vanderbilt University and his Juris Doctorate and Masters of Business Administration from Memphis State University in 1982.

      Stephen R. Dyer, age 38, is President and a Director of the Administrative General Partner. He joined PaineWebber Incorporated in June 1988 as a Divisional Vice President and is currently a Corporate Vice President and Director of Private Investments. Prior to joining PaineWebber Incorporated, Mr. Dyer had been employed, since June 1987, as an Assistant Vice President in the Retail National Products Group of L.F. Rothschild & Co. Incorporated. Prior to joining L.F. Rothschild, he was employed, beginning in January 1985, as an Associate in the Real Estate Department of Thomson McKinnon Securities Inc. From July 1981 to August 1983, Mr. Dyer was on the audit staff of the accounting firm of Arthur Young & Company. He received his Bachelor of Science degree in Accounting in 1981 from Boston College and a Masters of Business Administration from Indiana University in December 1984. Mr. Dyer is a Certified Public Accountant.

      Joseph P. Ciavarella, age 42, is Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of the Administrative General Partner. He joined PaineWebber Incorporated in May 1995 as a Corporate Vice President. Immediately prior to joining PaineWebber Incorporated, he was associated from August 1993 to May 1995 with the Aviation Capital Group. From 1983 to 1993, he was a financial officer of Integrated Resources Inc. and a senior officer in the Equipment Leasing Division, Aircraft Finance and capital market areas. He is a graduate of Hofstra University and is a Certified Public Accountant.

      Clifford B. Wattley, age 48, is a Vice President, Assistant Secretary and a Director of the Administrative General Partner. Mr. Wattley is a Corporate Vice President with PaineWebber Incorporated, having joined the firm in 1986. He also was employed previously by Paine, Webber, Jackson & Curtis from 1979 to 1980. From 1986 to 1992, Mr. Wattley participated in PaineWebber's Principal Transactions Group. From 1992, Mr. Wattley has been a member of the

Private Investment Department. He holds a Bachelor of Science degree in engineering from Columbia University and a Masters in Business Administration from Harvard University.

Item 11. Executive Compensation

      No compensation was paid by the Partnership to the officers and directors of the General Partners. See Item 13 of this Report, "Certain Relationships and Related Transactions", which is incorporated herein by reference, for a description of the compensation and fees paid to the General Partners and their affiliates by the Partnership during 1997.

Item 12. Security Ownership of Certain Beneficial Owners and Management

            (a) As of the date hereof, no person is known by the Partnership to be the beneficial owner of more than 5% of the Units of the Partnership. The Partnership has no directors or officers, and neither the General Partners nor the Class B Limited Partner of the Partnership own any Units. ATL, Inc. an affiliate of the Administrative General Partner, owns 1,551 Units purchased pursuant to legal settlements with certain partnerships.

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

                        Administrative General Partner:

                            General Equipment Management, Inc.
                            1200 Harbor Boulevard, 5th Floor
                            Weehawken, NJ 07087

                        Class B Limited Partner:

                              Capital Associates International, Inc.
                              7175 W. Jefferson Avenue
                              Suite 3000
                              Lakewood, CO 80235

            (b) No directors or officers of the Managing General Partner, the Administrative General Partner or the Class B Limited Partner owned any Units as of March 1, 1998.

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

      Following is a summary of the amounts paid or payable to the General Partners and their affiliates during 1997.

                        Acquisition and Operating Stages

      Acquisition of Equipment The Partnership did not acquire any equipment from CAII during 1997. The Partnership ceased committing funds for reinvestment as of March 31, 1996. There were no acquisition fees earned by the Managing General Partner during the year ended December 31, 1997.

      Management Fees The General Partners receive a quarterly fee in an amount equal to 2.0% of gross rentals for Full Payout Leases as defined and 5.0% of gross rentals for other leases (payable 55% to the Managing General Partner and 45% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $234,851 were earned by the General Partners with regard to the rentals earned by the Partnership during 1997.

      Disposition Fees At December 31, 1996, the Partnership reversed previously accrued subordinated disposition fees of $422,828 recorded in prior years because the Managing General Partner concluded that it is no longer probable that these subordinated disposition fees would be paid.

      Accountable General and Administrative Expenses The General Partners are entitled to reimbursement of certain expenses, up to $25,000 per year, paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. The Managing General Partner billed $25,000 for administrative services during 1997.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) and (d) The following documents are filed as part of this Report:

            1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

            (b) The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1997.

            (c)   Exhibits required to be filed.

                  Exhibit No.               Description
                  -----------               -----------

                     4.1                    Amended and Restated Agreement of
                                            Limited Partnership of PaineWebber
                                            Preferred Yield Fund, L.P. dated
                                            June 22, 1990. Filed as Exhibit 4.1
                                            to the Registrant's Quarterly Report
                                            on Form 10-Q for the quarter ended
                                            June 30, 1990.(1,2)

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

----------
(1)
(2) Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission which is incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated: March 31, 1998

                             PaineWebber Preferred Yield Fund, L.P.


                             By: General Equipment Management, Inc.
                                 Administrative General Partner


                                 By: /s/ Stephen R. Dyer
                                    -------------------------------------
                                     Stephen R. Dyer
                                     President and Director


                                 By: /s/ Joseph P. Ciavarella
                                    -------------------------------------
                                     Joseph P. Ciavarella
                                     Vice President, Secretary,
                                     Treasurer, Chief Financial
                                     and Accounting Officer


                             By: CAI Equipment Leasing II Corp.
                                 Managing General Partner


                                 By: /s/ John F. Olmstead
                                    -------------------------------------
                                     John F. Olmstead
                                     President and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1998.

Signature                                 Title
---------                                 -----

/s/ John F. Olmstead                      President and Director of
------------------------------------      CAI Equipment Leasing II Corp.
John F. Olmstead

/s/ Dennis J. Lacey                       Senior Vice President
------------------------------------      and Director of CAI
Dennis J. Lacey                           Equipment Leasing II Corp.


/s/ Anthony M. DiPaolo                    Senior Vice President, Assistant
------------------------------------      Secretary and Director of CAI
Anthony M. DiPaolo                        Equipment Leasing II Corp.


/s/ Richard H. Abernethy                  Vice President and Director of
------------------------------------      CAI Equipment Leasing II Corp.
Richard H. Abernethy


/s/ John A. Reed                          Vice President, Assistant Secretary
------------------------------------      and Director of CAI Equipment
John A. Reed                              Leasing II Corp.


/s/ Daniel J. Waller                      Director of CAI Equipment
------------------------------------      Leasing II Corp.
Daniel J. Waller


/s/ Gerald F. Goertz, Jr.                 Chairman of the Board of General
------------------------------------      Equipment Management, Inc.
Gerald F. Goertz, Jr.


/s/ Stephen R. Dyer                       President and Director of General
------------------------------------      Equipment Management, Inc.
Stephen R. Dyer


/s/ Joseph P. Ciavarella                  Vice President, Secretary, Treasurer,
------------------------------------      Chief Financial and Accounting
Joseph P. Ciavarella                      Officer and Director of General
                                          Equipment Management, Inc.


/s/ Clifford B. Wattley                   Vice President, Assistant Secretary
------------------------------------      Director of General Equipment
Clifford B. Wattley                       Management, Inc.