Form 10-Q
period 1998-03-31
PAINEWEBBER PREFERRED YIELD FUND L P
filed 1998-05-15
CIK 859176

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                          QUARTER ENDED MARCH 31, 1998

                                TABLE OF CONTENTS

                                                                          PAGE

Part I.  FINANCIAL INFORMATION
                  Item 1. Financial Statements (unaudited)                   2
                  Balance Sheets - March 31, 1998 and
                  December 31, 1997

                  Statements of Income for the three months
                  ended March 31, 1998 and 1997                              3

                  Statements of Partners' Equity for the three
                  months ended March 31, 1998 and 1997                       4

                  Statements of Cash Flows for the three months
                  ended March 31, 1998 and 1997                              5

                  Notes to Financial Statements                              7

Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             10

Part II. OTHER INFORMATION

                  Item 1.  Legal Proceedings                                13
                  Item 6.  Exhibits and Reports on Form 8-K                 14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

             BALANCE SHEETS -- MARCH 31, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)

                                                                  1998              1997
                                                               -----------       -----------
                                     ASSETS

Cash and cash equivalents                                      $ 3,422,741       $19,606,352
Rent and other receivables, net                                    100,054           175,075
Equipment held for sale or lease, net of
  accumulated depreciation of
  $3,177,718 and $4,103,002 at 1998 and
  1997 and write-downs of
  $109,534 and $112,754 at 1998 and 1997                           639,201           729,481
Net investment in direct financing leases                          155,654           170,230
Equipment on operating leases, net of
  accumulated depreciation of $9,614,926
  in 1998 and $11,966,110 in 1997 and
  write downs of $219,266 in
  1998 and $300,945 in 1997                                      7,556,989         8,253,386
Other assets, net                                                    9,688             9,688
                                                               -----------       -----------

         Total assets                                          $11,884,327       $28,944,212
                                                               ===========       ===========

                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Prepaid rent (Note 4)                                          $ 5,692,125       $ 6,072,331
Accounts payable and accrued liabilities                           981,871         1,299,791
Payable to affiliates (Note 2)                                     290,701           263,591
Interest payable                                                     6,275             7,792
Deferred rental income and deposits                                246,897           246,840
Distributions payable to partners                                1,385,139        16,486,153
Discounted lease rentals                                         1,390,578         1,523,570
                                                               -----------       -----------
         Total liabilities                                       9,993,586        25,900,068
                                                               -----------       -----------
Commitments and contingencies (Notes 2 and 3)
PARTNERS' EQUITY:
  General Partners                                                  68,462           110,227
  Limited Partners:
    Class A (142,128 Units outstanding)                          1,552,061         2,498,859
    Class B                                                        270,218           435,058
                                                               -----------       -----------
         Total Partners' equity                                  1,890,741         3,044,144
                                                               -----------       -----------
         Total liabilities and partners' equity                $11,884,327       $28,944,212
                                                               ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                              STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                               1998             1997
                                            ----------       ----------
REVENUE:
  Rentals from operating leases             $  700,092       $3,194,329
  Direct financing lease income                  5,944          105,361
  Gain on sale of equipment                    186,940           53,716
  Other, principally interest                   96,106           39,880
                                            ----------       ----------
                                               989,082        3,393,286
                                            ----------       ----------
EXPENSES:
  Depreciation and amortization                510,480       2, 039,036
  Management fees (Note 2)                      22,944          134,707
  Interest                                     166,325          215,339
  General and administrative (Note 2)           57,597           50,600
                                            ----------       ----------
                                               757,346        2,439,682
                                            ----------       ----------
NET INCOME                                  $  231,736       $  953,604
                                            ==========       ==========
NET INCOME ALLOCATED:
To the General Partners                     $    8,391       $   47,680
To the Class A Limited Partners                190,226          895,620
To the Class B Limited Partner                  33,119           10,304
                                            ----------       ----------
                                            $  231,736       $  953,604
                                            ==========       ==========
NET INCOME PER WEIGHTED AVERAGE
  NUMBER OF UNITS OF CLASS A LIMITED
  PARTNER INTEREST OUTSTANDING              $     1.34       $     6.30
                                            ==========       ==========
WEIGHTED AVERAGE NUMBER OF
  UNITS OF CLASS A LIMITED PARTNER
  INTEREST OUTSTANDING                         142,128          142,128
                                            ==========       ==========


                   The accompanying notes are an integral part
                         of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                    CLASS A             CLASS B
                                  GENERAL           LIMITED             LIMITED
                                  PARTNERS          PARTNERS            PARTNER               TOTAL

Balance, January 1, 1998       $    110,227        $  2,498,859        $    435,058        $  3,044,144
Net income                            8,391             190,226              33,119             231,736
Distributions declared              (50,156)         (1,137,024)           (197,959)         (1,385,139)
                               ------------        ------------        ------------        ------------
Balance, March 31, 1998        $     68,462        $  1,552,061        $    270,218        $  1,890,741
                               ============        ============        ============        ============

Balance, January 1, 1997       $  1,216,120        $ 21,828,653        $  3,141,838        $ 26,186,611
Net income                           47,680             895,620              10,304             953,604
Distributions declared             (143,417)         (2,487,240)           (237,678)         (2,868,335)
                               ------------        ------------        ------------        ------------
Balance, March 31, 1997        $  1,120,383        $ 20,237,033        $  2,914,464        $ 24,271,880
                               ============        ============        ============        ============









                   The accompanying notes are an integral part
                         of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                       1998                1997
                                                                   ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $    231,736        $    953,604
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                         510,480           2,039,036
  Gains on sale of equipment, net                                      (186,940)            (53,716)
  Change in assets and liabilities:
    Rent and other receivables                                           49,721             121,873
    Accounts payable and accrued liabilities                           (317,920)            (91,699)
    Payable to affiliates                                                27,110              57,362
    Interest payable                                                     (1,517)             (2,204)
    Deferred rental income and deposits                                      57                (438)
    Prepaid rent                                                       (336,005)           (511,439)
    Other assets                                                             --                 138
                                                                   ------------        ------------
         Net cash (used in)provided by operating activities             (23,278)          2,512,517
                                                                   ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Recovery of investment in direct financing leases                      20,520             369,184
  Proceeds from sale of equipment                                       438,292             522,242
  Purchase of equipment on operating leases (Note 2)                         --              (3,929)
                                                                   ------------        ------------
         Net cash provided by investing activities                      458,812             887,497
                                                                   ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of discounted lease rentals                                (132,992)           (344,351)
  Cash distributions paid to partners                               (16,486,153)         (1,421,279)
                                                                   ------------        ------------
         Net cash used in financing activities                      (16,619,145)         (1,765,630)
                                                                   ------------        ------------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                              (16,183,611)          1,634,384
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                19,606,352           2,879,451
                                                                   ------------        ------------

                     The accompanying notes are an integral
                       part of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                            1998             1997
                                                        ----------       ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                         $3,422,741       $4,513,835
                                                        ==========       ==========
Supplemental schedule of cash flow information:
  Interest paid                                         $  167,842       $  217,543
                                                        ==========       ==========
NON CASH TRANSACTIONS
Equipment subject to operating leases
  converted to direct financing leases at renewal       $       --       $    6,592
                                                        ==========       ==========
Distributions declared but not paid to partners         $1,385,139       $3,135,994
                                                        ==========       ==========
Prepaid rent applied in equipment sale                  $   44,201       $   48,253
                                                        ==========       ==========


                   The accompanying notes are an integral part
                         of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (UNAUDITED)

1. GENERAL

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of the General Partners, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1997, has been derived from the audited financial statements included in the Partnership's Annual Report on Form 10-K. For further information, refer to the financial statements of PaineWebber Preferred Yield Fund, L.P. (the "Partnership"), and the related notes, included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, previously filed with the Securities and Exchange Commission.

        New Accounting Pronouncement: In March 1998 the partnership adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. The adoption of this pronouncement and not impact the reporting of the Partnership's results of operations.

2. TRANSACTIONS WITH AFFILIATES

         Management Fees The General Partners receive a quarterly fee in an amount equal to 2.0% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement, and 5.0% of gross rentals for other leases (payable 55% to the Managing General Partner and 45% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $22,944 were earned by the General Partners with respect to the rental revenues earned by the Partnership during the three months ended March 31, 1998.

         Accountable General and Administrative Expenses The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. Such reimbursable expenses, all of which were paid to the Managing General Partner, amounted to $6,250 during the three months ended March 31, 1998.

3. PREPAYMENT OF LEASES

         On December 11, 1995, the Partnership entered into a lease (Master Lease) with an unaffiliated third party (Master Lessee) for a term of approximately 110 months. Under the terms of the Master Lease, the Partnership assigned to the Master Lessee certain economic rights to certain user leases (with remaining lease terms ranging from 10 to 55 months) originally acquired by the Partnership for purchase prices aggregating $13,879,929 (including related acquisition fees) (Master Lease Equipment) and which represented future minimum lease rentals under non-cancelable leases totaling $7,563,186. The Master Lessee prepaid ("Prepayment of Leases"), on a discounted basis at a rate of 8.25%, the rent due to the Partnership under the Master Lease in the amount of $11,257,741 of which $5,692,125 and $6,072,331 remained outstanding at March 31, 1998 and December 31, 1997, respectively. The Prepayment of Leases is carried as prepaid rent on the balance sheets at such dates and is accounted for as a financing. The Master Lease term exceeds the related original user lease terms. Additionally, at the inception of the Master Lease the amount of the Prepayment of Leases approximated the aggregate of the remaining rental payments due under the user leases and the residual (salvage) value estimates for the equipment subject to the user leases. The Partnership does not have any economic obligations relating to the equipment subject to the Master Lease until such equipment is returned upon the expiration of the Master Lease. Upon expiration of the Master Lease, the economic benefits of all equipment (Master Lease equipment) still being leased by third parties as well as a portion of the residual value of such equipment based upon a formula will revert to the Partnership.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         In October 1997, the Partnership entered into an agreement with an unaffiliated third party to sell certain equipment subject to leases for an aggregate sale price of $15,338,420. The equipment, which included printers, transportation, industrial, communication, manufacturing and research equipment was originally purchased for purchase prices aggregating $29,855,031 and had an aggregate net book value of $16,323,645 at September 30, 1997. The equipment had generated aggregate rents of approximately $19,000,000 for the Partnership through the date of sale. The Partnership recorded a writedown of $1,000,000 at September 30, 1997 to reflect the difference between the sale price and the depreciated value of the equipment. The sale was consummated and the sales proceeds were received on October 30, 1997. Of the proceeds received, $156,476 was utilized to repay related non-recourse debt and the balance less an amount reserved for operations, was distributed to partners in January 1998. The equipment sold represented approximately 57% of the Partnership's remaining equipment on a net book value basis at September 30, 1997, and approximately 70% of the September 1997 monthly rental billings. The Managing General Partner of the Partnership has determined that such sale represents a dissolution event, as defined and is investigating sales opportunities with respect to the remaining portfolio of equipment in order to complete the expeditious liquidation of the Partnership.

         Rent and other receivables, net of the allowance for doubtful accounts, decreased $75,021 from $175,075 at December 31, 1997 to $100,054 at March 31,
1998 due to a decrease in interest receivable (attributable to a reduction in investments held) partially offset by accounts receivable generated by sales at March 31, 1998.

         During the quarter ended March 31, 1998, the Partnership declared distributions of cash flow received from operations and cash from sales in the aggregate amount of $ 1,385,139, which were paid in April 1998. A substantial portion of each distribution constitutes a return of capital. Distributions will be determined based upon cash flow and obligations. As of December 31, 1997, the Partnership had sold a substantial portion of its assets and the Managing General Partner was exploring opportunities to sell the balance of equipment. In January 1998 the Partnership distributed $95 per Class A limited partnership Unit and in April, 1998 distributed an additional $8 per Class A limited partnership Unit. Future distributions will be based upon cash generated by the sale and lease of the remaining equipment and are not expected to be significant.

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 83% of the cash distributions to the Class A Limited Partners for the three months ended March 31, 1998 constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 68% of the cash distributions paid to the Class A Limited Partners from inception of the Partnership through March 31, 1998 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of the equipment after initial lease terms expire) have been realized.


RESULTS OF OPERATIONS

         Substantially all of the Partnership's revenue and cashflow during the 1998 Quarter was generated from the leasing of the Partnership's equipment to unaffiliated third parties under triple net leases. The balance of the Partnership's cashflow consisted of proceeds from the sale of equipment and interest income from temporary investments.

         Under the terms of the triple net leases, substantially all of the expenses related to the ownership and operation of the equipment are paid for by the lessees. For equipment subject to operating leases, the Partnership records depreciation expense pertaining to the equipment and related management fees. The Partnership also records general and administrative expenses consisting primarily of warehouse costs, investor reporting expenses and transfer agent and audit fees as well as interest expense incurred in connection with discounted transactions. Because of the sale of a substantial portion of the equipment subject to lease in late 1997, cash from operations will not be significant.

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

1998 Compared to 1997

         The Partnership's net income was $231,736 in the 1998 Quarter as compared to net income of $953,604 for the quarter ended March 31, 1997 ("1997 Quarter"). Net income was lower in 1998 as compared to 1997 due to the sale of a significant amount of leased equipment in 1997 (principally the October 1997 sale).

         Rentals from operating leases declined by approximately 78% or $2,494,237 in the 1998 Quarter as compared to the 1997 Quarter due principally to the equipment sale discussed above. A substantial portion of the equipment sold in 1997 was earning rent during the 1997 Quarter.

         Interest income increased by $56,226 in the 1998 Quarter as compared to the 1997 Quarter due to the increase in amounts available for short-term interest bearing investments. A substantial portion of the funds earning interest for all or part of the 1998 Quarter were distributed to Partners in January 1998 and April 1998.

         As discussed above, the Partnership performs ongoing assessments of recorded equipment residual values based on actual sales of similar equipment and other evaluations of estimated future equipment values and provides for write downs when the value of the equipment has been impaired on an other than temporary basis. No such write downs were incurred during the 1998 Quarter or the 1997 Quarter.

         Depreciation and amortization expense decreased by approximately 5% or $1,528,556 in the 1998 Quarter as compared to the 1997 Quarter, principally due to the continued sale of equipment upon the scheduled expiration of leases (principally, the October, 1997 equipment sale) which was consistent with the reduction in rentals from operating leases.

         Management fees incurred during the 1998 Quarter decreased by 83% or $111,763 in comparison to the 1997 Quarter which was consistent with the decline in rentals (from both operating and direct finance leases) which serve as the base upon which such fees are calculated.

         General and administrative expenses incurred during the 1998 Quarter increased by approximately 14% or $6,997 in comparison to the 1997 Quarter and was consistent with Partnership operations.

         Interest expense incurred during the 1998 Quarter decreased by 23% or $49,014 as compared to the 1997 Quarter. Interest expense is composed of two components; (i) interest expense incurred in connection with the discounting of certain leases with unaffiliated lenders and (ii) interest incurred in connection with the application of the prepaid rent received pursuant to the Master Lease transaction. For accounting purposes, the prepaid rent is treated as a financing. Income is recognized ratably over the terms of the leases and the related interest is charged to operations.


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         None
                                                                              12

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      None.

         (b) The Partnership did not file any reports on Form 8-K during the first quarter of the fiscal year ending December 31, 1998.

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

                             PaineWebber Preferred Yield Fund, L.P. (Registrant)

                             By:      General Equipment Management, Inc.
                                      A General Partner

Date: May 14, 1998      By:  /s/Joseph P. Ciavarella
                                      Joseph P. Ciavarella
                                      Vice President, Treasurer
                                      and Chief Financial
                                      and Accounting Officer