Form 10-Q
period 1998-06-30
PAINEWEBBER PREFERRED YIELD FUND L P
filed 1998-08-14
CIK 859176

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549



(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------------

Commission file number 0-19166

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                         84-1130506
-----------------------                        ---------------------------------
(State of organization)                        (IRS Employer Identification No.)

 7175 West Jefferson Avenue, Suite 4000
           Lakewood, Colorado                              80235
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

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
                                       -----    -----

                        Exhibit Index Appears on Page 11

                               Page 1 of 12 Pages

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                           QUARTER ENDED JUNE 30, 1998

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Part I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements (unaudited)

                   Balance Sheets - June 30, 1998 and December 31, 1997      3

                   Statements of Income - Three and Six Months Ended
                        June 30, 1998 and 1997                               4

                   Statements of Cash Flows - Six Months Ended
                        June 30, 1998 and 1997                               5

                   Notes to Financial Statements                            6-7

          Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                 8-10

Part II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                         11

          Item 5.  Other Information                                         11

          Item 6.  Exhibits and Reports on Form 8-K                          11

                   Signature                                                 12

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                                 BALANCE SHEETS
                                   (unaudited)

                                     ASSETS
                                                        June 30,    December 31,
                                                          1998          1997
                                                       -----------  ------------
                                                       (Unaudited)

Cash and cash equivalents                              $ 2,517,833   $19,606,352
Rent and other receivables, net                             51,662       175,075
Receivables from related party                              50,628             -
Equipment held for sale or lease, net of
  accumulated depreciation of $3,525,620
  and $4,103,002 at 1998 and  1997 and
  write-downs of $471,138 and $112,754
  at 1998 and 1997                                         322,410       729,481
Net investment in direct financing leases                  140,710       170,230
Equipment on operating leases, net of
  accumulated depreciation of $8,995,764 in
  1998 and $11,966,110 in 1997 and write downs
  of $226,281 in 1998 and $300,945 in 1997               6,503,839     8,253,386
Other assets, net                                            9,688         9,688
                                                       -----------   -----------

     Total assets                                      $ 9,596,770   $28,944,212
                                                       ===========   ===========

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Prepaid rent                                           $ 5,359,533   $ 6,072,331
Accounts payable and other liabilities                     729,326     1,307,583
Payables to affiliates                                     327,627       263,591
Deferred rental income and deposits                        231,794       246,840
Distributions payable to partners                                -    16,486,153
Discounted lease rentals                                 1,253,954     1,523,570
                                                       -----------   -----------
     Total liabilities                                   7,902,234    25,900,068
                                                       -----------   -----------

Partners' Equity:
  General Partners                                          58,652       110,227
  Limited Partners:
    Class A                                              1,388,965     2,498,859
    Class B                                                246,919       435,058
                                                       -----------   -----------

     Total partners' equity                              1,694,536     3,044,144
                                                       -----------   -----------

     Total liabilities and partners' equity            $ 9,596,770   $28,944,212
                                                       ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                         Three Months Ended            Six Months Ended
                                                              June 30,                       June 30,
                                                      --------------------------    --------------------------
                                                         1998           1997           1998           1997
                                                      -----------    -----------    -----------    -----------
Revenue:
  Rentals from operating leases                       $   864,255    $ 2,811,652    $ 1,564,347    $ 6,005,981
  Direct financing lease income                             5,367        166,980         11,311        272,341
  Gain on sale of equipment                               176,220        147,326        363,160        201,042
  Other, principally interest                              33,686         46,128        129,792         86,008
                                                      -----------    -----------    -----------    -----------
                                                        1,079,528      3,172,086      2,068,610      6,565,372
                                                      -----------    -----------    -----------    -----------
Expenses:
  Depreciation                                            459,002      1,889,298        969,482      3,928,334
  Management fees                                          27,271        123,892         50,215        258,599
  Interest                                                159,598        202,539        325,923        417,878
  General and administrative                               79,863         50,400        137,460        101,000
  Provision for losses on equipment                       550,000              -        550,000              -
                                                      -----------    -----------    -----------    -----------
                                                        1,275,734      2,266,129      2,033,080      4,705,811
                                                      -----------    -----------    -----------    -----------

Net income (loss)                                     $  (196,206)   $   905,957    $    35,530    $ 1,859,561
                                                      ===========    ===========    ===========    ===========

Net income (loss) allocated:
  To the General Partners                             $    (9,810)   $    45,297    $    (1,419)   $    92,977
  To the Class A Limited Partners                        (163,096)       700,969         27,130      1,596,589
  To the Class B Limited Partner                          (23,300)       159,691          9,819        169,995
                                                      -----------    -----------    -----------    -----------
                                                      $  (196,206)   $   905,957    $    35,530    $ 1,859,561
                                                      ===========    ===========    ===========    ===========
Net income (loss) per weighted average
  number of units of Class A limited
  partner interest outstanding                        $     (1.15)   $      4.93    $       .19    $     11.23
                                                      ===========    ===========    ===========    ===========

Weighted average number of units of
  Class A limited partner interest
  outstanding                                             142,128        142,128        142,128        142,128
                                                      ===========    ===========    ===========    ===========






   The accompanying notes are an integral part of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                        Six Months Ended
                                                                  ----------------------------
                                                                     June 30,       June 30,
                                                                       1998           1997
                                                                  ------------    ------------

Net cash provided by operating activities                         $     33,030    $  4,886,841
                                                                  ------------    ------------

Cash flows from investing activities:
  Recovery of investment in direct financing leases                     29,520         693,918
  Proceeds from sales of equipment                                     989,838       2,647,842
  Purchase of equipment on operating leases                                  -          (3,929)
                                                                  ------------    ------------
Net cash provided by investing activities                            1,019,358       3,337,831
                                                                  ------------    ------------

Cash flows from financing activities:
  Repayment of discounted lease rentals                               (269,616)       (646,970)
  Cash distributions paid to partners                              (17,871,291)     (4,557,272)
                                                                  ------------    ------------
Net cash used in financing activities                              (18,140,907)     (5,204,242)
                                                                  ------------    ------------

Net (decrease) increase in cash and cash equivalents               (17,088,519)      3,020,430
Cash and cash equivalents at beginning of period                    19,606,352       2,879,451
                                                                  ------------    ------------
Cash and cash equivalents at end of period                        $  2,517,833    $  5,899,881
                                                                  ============    ============

Supplemental schedule of cash flow information:
  Interest paid                                                   $     74,965    $    417,459
                                                                  ============    ============
Non cash transactions:
Equipment subject to operating leases
  converted to direct financing leases at renewal                 $          -    $     87,769
                                                                  ============    ============
Distributions declared but not paid to partners                   $          -    $  4,663,635
                                                                  ============    ============
Prepaid rent applied in equipment sale                            $     44,964    $     48,253
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

     New Accounting Pronouncement: In March 1998 the partnership adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. The adoption of this pronouncement does not impact the reporting of the Partnership's results of operations.


2.   TRANSACTIONS WITH AFFILIATES

     Management Fees

     The General Partners receive a quarterly fee in an amount equal to 2.0% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement, and 5.0% of gross rentals for other leases (payable 55% to the Managing General Partner and 45% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $27,271 and $50,215 were earned by the General Partners with respect to the rental revenues earned by the Partnership during the three and six months ended June 30, 1998.

     Accountable General and Administrative Expenses

     The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. Such reimbursable expenses, all of which were paid to the Managing General Partner, amounted to $12,500 during the six months ended June 30, 1998.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                          NOTES TO FINANCIAL STATEMENTS

3.   PREPAYMENT OF LEASES

     On December 11, 1995, the Partnership entered into a lease (Master Lease) with an unaffiliated third party (Master Lessee) for a term of approximately 110 months. Under the terms of the Master Lease, the Partnership assigned to the Master Lessee certain economic rights to certain user leases (with remaining lease terms ranging from 10 to 55 months) originally acquired by the Partnership for purchase prices aggregating $13,879,929 (including related acquisition fees) (Master Lease Equipment) and which represented future minimum lease rentals under non-cancelable leases totaling $7,563,186. The Master Lessee prepaid ("Prepayment of Leases"), on a discounted basis at a rate of 8.25%, the rent due to the Partnership under the Master Lease in the amount of $11,257,741 of which $5,359,533 and $6,072,331 remained outstanding at June 30, 1998 and December 31, 1997, respectively. The Prepayment of Leases is carried as prepaid rent on the balance sheets at such dates and is accounted for as a financing. The Master Lease term exceeds the related original user lease terms. Additionally, at the inception of the Master Lease the amount of the Prepayment of Leases approximated the aggregate of the remaining rental payments due under the user leases and the residual (salvage) value estimates for the equipment subject to the user leases. The Partnership does not have any economic obligations relating to the equipment subject to the Master Lease until such equipment is returned upon the expiration of the Master Lease. Upon expiration of the Master Lease, the economic benefits of all equipment (Master Lease equipment) still being leased by third parties as well as a portion of the residual value of such equipment based upon a formula will revert to the Partnership.

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

Rent and other receivables, net of the allowance for doubtful accounts, decreased $123,413 from $175,075 at December 31, 1997 to $51,662 at June 30,
1998 primarily due to the settlement of a bankruptcy claim relating to one lessee.

The Partnership is in its liquidation period (as defined in the Partnership Agreement). During the liquidation period, the Partnership no longer acquires new leases and the existing lease portfolio is in the process of running-off. As of December 31, 1997, the Partnership had sold a substantial portion of its assets and the Managing General Partner was exploring opportunities to sell the balance of equipment. In January the Partnership distributed $95 per Class A Unit and in April, 1998 distributed an additional $8 per Class A Unit. A substantial portion of each distribution constitute a return of capital. Future distributions will be based upon cash generated by the sale and lease of the remaining equipment and cash used in operations.

Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. The Partnership declared no distributions to the Class A Limited Partners for the three months ended June 30, 1998. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 68% of the cash distributions paid to the Class A Limited Partners from inception of the Partnership through June 30, 1998 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of the equipment after initial lease terms expire) have been realized.

RESULTS OF OPERATIONS

Substantially all of the Partnership's revenue during the quarter ended June 30, 1998 was generated from the leasing of the Partnership's equipment to unaffiliated third parties under triple net leases and from proceeds from the sale of equipment. Interest income from temporary investments comprised the balance of the Partnership's cash flow.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES, continued

The Partnership performs ongoing assessments of the likelihood of lessee defaults on existing leases and the effect that any such defaults may have on the collectability of the Partnership's recorded accounts receivable, and the recoverability of recorded equipment residual values based on independent and internal evaluations of the estimated future value of equipment. Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Partnership considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease the equipment. The nature of the Partnership's leasing activities is that it has credit and residual value exposure and, accordingly, in the ordinary course of business, it will incur losses from those exposures. The Partnership performs on-going quarterly assessments of its assets to identify any other-than-temporary losses in value.

Accordingly, a provision for loss of $550,000 was recorded for the three months ended June 30, 1998. Of this amount, $350,000 is related to the estimated decline in residual value on manufacturing and mining equipment returned to the partnership at lease maturity and $200,000 is primarily related to losses recorded as a provision and later realized on the sale of certain material handling and office equipment at a lower fair market value than originally anticipated.

1998 Compared to 1997

The Partnership's net (loss) income was $(196,206) and $35,530 for the three and six months ended June 30, 1998 ("1998 Quarter" and "1998 Period", respectively) as compared to net income of $905,957 and $1,859,561 for the three and six months ended June 30, 1997 ("1997 Quarter" and "1997 Period", respectively). Net income was lower in 1998 as compared to 1997 primarily as a result of the sale of a significant amount of equipment in October 1997 and the provision for losses.

Rentals from operating leases declined by $1,947,397 and $4,441,634 or 69% and 74%, respectively in the 1998 Quarter and 1998 Period as compared to the 1997 Quarter and 1997 Period due principally to the equipment sale discussed above. All of the equipment sold in October, 1997 was earning rent during the 1997 Quarter and 1997 Period.

Interest income increased by $43,784 or 51% in the 1998 Period as compared to the 1997 Period due to the increase in amounts available for short-term interest bearing investments. However, interest income decreased by $12,422 or 27% for the 1998 Quarter as compared to the 1997 Quarter due to the distribution to the partners of available cash.

Depreciation expense decreased by approximately $1,430,296 and $2,958,852 or 76% and 75% in the 1998 Quarter and 1998 Period as compared to the 1997 Quarter and 1997 Period, principally due to the continued sale of equipment upon the scheduled expiration of leases (principally, the October, 1997 equipment sale) which was consistent with the reduction in rentals from operating leases.

Management fees incurred during the 1998 Quarter and the 1998 Period decreased by $96,621 and $208,384 or 78% and 81% in comparison to the 1997 Quarter and 1997 Period which was consistent with the decline in rentals from both operating and direct finance leases which serve as the base upon which such fees are calculated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES, continued

General and administrative expenses increased in the 1998 Quarter and the 1998 Period by $29,463 and $36,460 or 58% and 36% in comparison to the 1997 Quarter and 1997 Period. The increase is primarily attributable to an increase in 1997 state withholding tax paid on behalf of the limited partners in the second quarter of 1998.

Interest expense incurred during the 1998 Quarter and 1998 Period decreased by $42,941 and $91,955 or 21% and 22% as compared to the 1997 Quarter and 1997 Period. Interest expense is composed of two components; (i) interest expense incurred in connection with the discounting of certain leases with unaffiliated lenders and (ii) interest incurred in connection with the application of the prepaid rent received pursuant to the Master Lease transaction. For accounting purposes, the prepaid rent is treated as a financing. Income is recognized ratably over the terms of the leases and the related interest is charged to operations.

Year 2000 Issues

An affiliate provides accounting and other administrative services, including data processing services to the Partnership. The affiliate has conducted a comprehensive review of its computer systems to identify systems that could be affected by the Year 2000 issue. The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. Certain computer programs which have time-sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations. Certain of the affiliates's software have already been updated to software which correctly accounts for the Year 2000. In addition, the affiliate is engaged in a system conversion, whereby the affiliates's main lease tracking and accounting software is being replaced with new systems which will account for the Year 2000 correctly. The general partners do not expect any other changes required for the Year 2000 to have a material effect on the financial position or results of operations of the Partnership. In addition, the general partners do not expect any Year 2000 issues relating to customers and vendors will have a material effect on its financial position or results of operations of the Partnership. Costs incurred by the Partnership to address the Year 2000 issue have been immaterial.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                           Part II. OTHER INFORMATION


Item 1.  Legal Proceedings

None

Item 5. Other Information

On May 15, 1998 Joseph P. Ciavarella, Vice President, Treasurer and Chief Financial Officer of the Administrative General Partner resigned.

On May 15, 1998, Paul L. Novello was named Vice President, Chief Financial Officer, Secretary and Treasurer of the Administrative General Partner.

Paul L. Novello, age 45, is a Vice President, Chief Financial Officer, Secretary and Treasurer of the Administrative General Partner. He joined PaineWebber Incorporated in March 1994 and currently holds the position of Corporate Vice President. Prior to joining PaineWebber Incorporated, Mr. Novello was employed as a consultant to Chase Manhattan Bank's Corporate International Real Estate Department. Prior to that time, Mr. Novello was employed by Stratagem Group, Inc. as a Vice President of Acquisitions and Investments. From 1981 to 1989, Mr. Novello was employed by Shearson Lehman Hutton and its predecessor E.F. Hutton and Co. in the Direct Investments Department. From 1976 to 1981, Mr. Novello was employed by Revlon, Inc. He holds a Bachelor of Arts degree in economics from Rutgers University and a Masters in Business Administration from Rutgers University.

Item 6. Exhibits and Reports on Form 8-K

(a)  None.

(b) The Partnership did not file any reports on Form 8-K during the three months ended June 30, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PaineWebber Preferred Yield Fund, L.P. (Registrant)

                             By:   CAI Equipment Leasing II Corporation
                                   A General Partner

Date:  August 14, 1998       By:   /s/Anthony M. DiPaolo
                                   ---------------------
                                   Anthony M. DiPaolo
                                   Senior Vice President, Treasurer and Chief
                                   Administrative Officer