Form 10-Q
period 1998-09-30
PAINEWEBBER PREFERRED YIELD FUND L P
filed 1998-11-16
CIK 859176

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549



(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ---------------------------

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

                        Exhibit Index Appears on Page 13

                               Page 1 of 14 Pages

                     PaineWebber Preferred Yield Fund, L.P.
                      Quarterly Report on Form 10-Q for the
                        Quarter Ended September 30, 1998

                                Table of Contents

                                                                            Page
                                                                            ----
Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (unaudited)

                  Balance Sheets - September 30, 1998 and
                    December 31, 1997                                        3

                  Statements of Income - Three and Nine Months Ended
                    September 30, 1998 and 1997                              4

                  Statements of Cash Flows - Nine Months Ended
                    September 30, 1998 and 1997                              5

                  Notes to Financial Statements                             6-7

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     8-11

Part II.      OTHER INFORMATION

         Item 1.      Legal Proceedings                                      12

         Item 5.      Other Information                                      12

         Item 6.      Exhibits and Reports on Form 8-K                       12

                      Exhibit Index                                          13

                      Signature                                              14

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                                 BALANCE SHEETS
                                   (unaudited)

                                     ASSETS

                                                                    September 30,    December 31,
                                                                        1998             1997
                                                                    -------------    ------------
                                                                     (Unaudited)

Cash and cash equivalents                                           $ 3,070,149      $19,606,352
Rent and other receivables, net                                         129,994          175,075
Equipment held for sale or lease, net of accumulated depreciation o
     $2,240,531 and $4,103,002 at 1998 and 1997 and write-downs of
     $454,117 and $112,754 at 1998 and 1997                              40,643          729,481
Net investment in direct financing leases                                   332          170,230
Equipment on operating leases, net of  accumulated depreciation of
     $2,327,354 at 1998 and $11,966,110 at 1997 and write-downs of
     $180,718 at 1998 and $300,945 at 1997                            1,934,693        8,253,386
Other assets, net                                                         9,688            9,688
                                                                    -----------      -----------

     Total assets                                                   $ 5,185,499      $28,944,212
                                                                    ===========      ===========

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Prepaid rent                                                        $         -      $ 6,072,331
Accounts payable and other liabilities                                1,152,695        1,307,583
Payables to affiliates                                                  194,495          263,591
Deferred rental income and deposits                                     232,015          246,840
Distributions payable to partners                                             -       16,486,153
Discounted lease rentals                                              1,113,597        1,523,570
                                                                    -----------      -----------

     Total liabilities                                                2,692,802       25,900,068
                                                                    -----------      -----------

Partners' Equity:
  General Partners                                                       98,560          110,227
  Limited Partners:
    Class A                                                           2,052,436        2,498,859
    Class B                                                             341,701          435,058
                                                                    -----------      -----------

     Total partners' equity                                           2,492,697        3,044,144
                                                                    -----------      -----------

     Total liabilities and partners' equity                         $ 5,185,499      $28,944,212
                                                                    ===========      ===========




   The accompanying notes are an integral part of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                      Three Months Ended                   Nine Months Ended
                                                         September 30,                        September 30,
                                                 ------------------------------        -----------------------------
                                                    1998               1997               1998              1997
                                                 -----------        -----------        -----------       -----------
REVENUE:
     Rentals from operating leases               $   817,780        $ 2,378,308        $ 2,382,127       $ 8,384,289
     Direct financing lease income                     2,022             74,136             13,333           346,477
     Gain on sales of equipment                      588,608             18,717            951,768           219,759
     Other, principally interest                      42,470             45,635            172,262           131,643
                                                 -----------        -----------        -----------       -----------

         Total revenue                             1,450,880          2,516,796          3,519,490         9,082,168
                                                 -----------        -----------        -----------       -----------

EXPENSES:
     Depreciation                                    437,438          1,659,833          1,406,920         5,588,167
     Management fees to general partners              24,440             52,225             74,655           310,824
     Interest                                        145,950            201,944            471,873           619,822
     General and administrative                       44,891             59,819            182,351           160,819
     Provision for losses on equipment                     -          1,000,000            550,000         1,000,000
                                                 -----------        -----------        -----------       -----------

         Total expenses                              652,719          2,973,821          2,685,799         7,679,632
                                                 -----------        -----------        -----------       -----------

NET INCOME (LOSS)                                $   798,161        $  (457,025)       $   833,691       $ 1,402,536
                                                 ===========        ===========        ===========       ===========

NET INCOME (LOSS) ALLOCATED:
     To the General Partners                     $    39,908        $   (22,850)       $    38,489       $    70,127
     To the Class A Limited Partners                 663,471           (374,813)           690,601         1,221,776
     To the Class B Limited Partner                   94,782            (59,362)           104,601           110,633
                                                 -----------        -----------        -----------       -----------
                                                 $   798,161        $  (457,025)       $   833,691       $ 1,402,536
                                                 ===========        ===========        ===========       ===========
Net income (loss) per weighted average
     Class A limited partner unit outstanding    $      4.67        $     (2.64)       $      4.86       $      8.59
                                                 ===========        ===========        ===========       ===========

Weighted average Class A limited partner
     units outstanding                               142,128            142,128            142,128           142,128
                                                 ===========        ===========        ===========       ===========













   The accompanying notes are an integral part of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                            Nine Months Ended
                                                                  -------------------------------------
                                                                  September 30,           September 30,
                                                                      1998                    1997
                                                                  -------------           -------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES               $  (4,416,756)          $   6,467,114
                                                                  -------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Recovery of investment in direct financing leases                  (12,294)                914,766
     Proceeds from sales of equipment                                 6,174,111               3,481,611
     Purchase of equipment on operating leases                                -                  (3,929)
                                                                  -------------       ------------------
Net cash provided by investing activities                             6,161,817               4,392,448
                                                                  -------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of discounted lease rentals                             (409,973)               (943,289)
     Cash distributions paid to partners                            (17,871,291)             (9,220,907)
                                                                  -------------          --------------
Net cash used in financing activities                               (18,281,264)            (10,164,196)
                                                                  -------------           -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (16,536,203)                695,366
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     19,606,352               2,879,451
                                                                  -------------          --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   3,070,149           $   3,574,817
                                                                  =============           =============

Supplemental schedule of cash flow information:
     Interest paid                                                $     471,873          $      624,389
                                                                  =============          ==============
NON CASH TRANSACTIONS:
Equipment subject to operating leases
  converted to direct financing leases at renewal                             -          $       87,769
                                                                  =============          ==============
Distributions declared but not paid to partners                               -          $    1,196,867
                                                                  =============          ==============
Prepaid rent applied in sales of equipment                        $   5,146,636          $            -
                                                                  =============          ==============
Deferred rental income and deposits reclassified to allowance
     for write-downs                                                          -          $      283,666
                                                                  =============          ==============














   The accompanying notes are an integral part of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                          NOTES TO FINANCIAL STATEMENTS

1.   GENERAL

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of the General Partners, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1997, was derived from the audited financial statements included in the Partnership's Annual Report on Form 10-K. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements of PaineWebber Preferred Yield Fund, L.P. (the "Partnership"), and the related notes, included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, previously filed with the Securities and Exchange Commission.

     The Partnership is in its liquidation period as defined in the Partnership Agreement. During the liquidation period, the Partnership no longer acquires new leases and the existing lease portfolio is in the process of running-off. As of September 30, 1998, the Partnership had sold a substantial portion of its assets. The amount and timing of any liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the sale of any of the Partnership's assets, the ultimate settlement amounts of the Partnership's liabilities and obligations, actual costs incurred during the liquidation period, including management fees and administrative costs, and the timing of the liquidation and dissolution.

     In March 1998, the Partnership adopted Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"), which requires comprehensive income to be displayed prominently within the financial statements. Comprehensive income is defined as all recognized changes in equity during a period from transactions and other events and circumstances except those resulting from investments by owners and distributions to owners. Net income and items that previously have been recorded directly in equity are included in comprehensive income. Statement 130 affects only the reporting and disclosure of comprehensive income but does not affect recognition or measurement of income. The adoption did not have an impact on the Partnership's financial reporting.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 provides guidance for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports of public companies. An operating segment is defined as a component of a business that engages in business activities from which it may earn revenue and incur expenses, a component whose operating results are regularly reviewed by the company's chief operating decision maker, and a component for which discrete financial information is available. Statement 131 establishes quantitative thresholds for determining operating segments of a company. Statement 131 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Partnership adopted Statement 131 in the first quarter of 1998. The adoption did not have an impact on its financial reporting.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                          NOTES TO FINANCIAL STATEMENTS

2.   TRANSACTIONS WITH AFFILIATES

     Management Fees to General Partners
     -----------------------------------

     The General Partners receive a quarterly fee in an amount equal to 2.0% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement, and 5.0% of gross rentals for other leases (payable 55% to the Managing General Partner and 45% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. At September 30, 1998, management fees of $181,995 are included in payables to affiliates.

     Accountable General and Administrative Expenses
     -----------------------------------------------

     The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. Such reimbursable expenses recorded by the Partnership amounted to $6,250 and $12,500 for the three and nine months ended September 30, 1998, respectively. At September 30, 1998, reimbursable expenses of $12,500 are included in payables to affiliates.

3.   SALE OF PREPAID LEASES

     Effective September 30, 1998, the Partnership sold the title and its interest in certain equipment to an unaffiliated third party (Buyer). The lease rentals had previously been discounted for cash and were recorded as prepaid rent on the balance sheet. The Buyer assumed the prepaid rent obligation of approximately $4,569,000 at September 30, 1998 and paid a nominal amount of cash to the Partnership resulting in a net gain of approximately $528,000 which is included in Gain on sale of equipment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   RESULTS OF OPERATIONS

     The following discussions should be read in conjunction with the Financial Statements of the Partnership and the Notes thereto. This report contains, in addition to historical information, forward- looking statements that include risks and other uncertainties. The Partnership's actual results may differ materially from those anticipated in these forward-looking statements. Factors that might cause such a difference include those discussed below, as well as general economic and business conditions, competition and other factors discussed elsewhere in this report. The Partnership undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

     The Partnership is in its liquidation period as defined in the Partnership agreement and as expected, the Partnership is not purchasing additional equipment, initial leases are expiring and the amount of equipment being sold has increased. As a result, both the size of the Partnership's leasing portfolio and the amount of leasing revenue are declining. The amount and timing of any liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the sale of any of the Partnership's assets, the ultimate settlement amounts of the Partnership's liabilities and obligations, actual costs incurred during the liquidation, including management fees and administrative costs, and the timing of the liquidation and dissolution.

     Substantially all of the Partnership's revenue during the quarter ended September 30, 1998 was generated from the leasing of the Partnership's equipment to unaffiliated third parties under triple net leases and from proceeds from the sales of equipment. Interest income from temporary investments comprised the balance of the Partnership's cash flow.

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

     1998 Compared to 1997
     ---------------------

     The Partnership's net income increased by $1,255,186 for the three months ended September 30, 1998 ("1998 Quarter") as compared to the three months ended September 30, 1997 ("1997 Quarter") due to the sale of a significant portion of the Partnership's assets in October 1997 which necessitated recording a provision for loss in the amount of $1,000,000 during the 1997 Quarter. In addition, the Partnership realized a gain of $527,890 during the 1998 Quarter relating to the sale of a substantial portion of the remaining assets of the Partnership. Net income for the nine months ended September 30, 1998 ("1998 Period") decreased by $568,845 as compared to the nine months ended September 30, 1997 ("1997 Period"), primarily due to the continued liquidation of the Partnership's assets.

     Rentals from operating leases declined by $1,560,528 and $6,002,162 or 66% and 72%, respectively in the 1998 Quarter and 1998 Period as compared to the 1997 Quarter and 1997 Period due principally to the October 1997 sale discussed above.

     Other income, principally interest, increased by $40,619 or 31% in the 1998 Period as compared to the 1997 Period, primarily due to the increase in cash held in short-term interest bearing investments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   RESULTS OF OPERATIONS, continued

     Depreciation expense decreased by $1,222,395 and $4,181,247 or 74% and 75% in the 1998 Quarter and 1998 Period as compared to the 1997 Quarter and 1997 Period, respectively, principally due to the continued sales of equipment upon the scheduled expiration of leases which was consistent with the reduction in rentals from operating leases.

     Management fees incurred during the 1998 Quarter and the 1998 Period decreased by $27,785 and $236,169 or 53% and 76% in comparison to the 1997 Quarter and 1997 Period, respectively, due to the decline in rentals from both operating and direct finance leases which serve as the base upon which such fees are calculated.

     General and administrative expenses decreased in the 1998 Quarter compared to the 1997 Quarter primarily due to a decrease in data processing charges associated with Class A distributions. The increase for the 1998 Period compared to the 1997 Period is primarily attributable to an increase in 1997 state withholding tax paid on behalf of the limited partners in the second quarter of 1998.

     Interest expense incurred during the 1998 Quarter and 1998 Period decreased by $55,994 and $147,949 or 28% and 24% as compared to the 1997 Quarter and 1997 Period, respectively. Interest expense is composed of two components;
     (i) interest expense incurred in connection with the discounting of certain leases with unaffiliated lenders and (ii) interest incurred in connection with the application of the prepaid rent received pursuant to the Master Lease transaction. Both interest components decreased as the related principal balances were repaid. For accounting purposes, the prepaid rent was treated as a financing. Income was recognized ratably over the terms of the leases and the related interest was charged to operations.

     The Partnership performs ongoing assessments of the likelihood of lessee defaults on existing leases and the effect that any such defaults may have on the collectability of the Partnership's recorded accounts receivable, and the recoverability of recorded equipment residual values based on evaluations of the estimated future value of equipment. Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Partnership considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease the equipment. The nature of the Partnership's leasing activities is that it has credit and residual value exposure and, accordingly, in the ordinary course of business, it will incur losses from those exposures. The Partnership performs on-going quarterly assessments of its assets to identify any other-than-temporary losses in value.

     A provision for loss of $550,000 was recorded for the nine months ended September 30, 1998. Of this amount, $350,000 is related to the estimated decline in residual value on manufacturing and mining equipment returned to the partnership at lease maturity and $200,000 is primarily related to losses recorded as a provision and later realized on the sale of certain material handling and office equipment at a lower fair market value than originally anticipated.

     The Partnership is in its liquidation period as defined in the Partnership Agreement. During the liquidation period, the Partnership no longer acquires new leases and the existing lease portfolio is in the process of running-off. As of September 30, 1998, the Partnership had sold a substantial portion of its assets. In January 1998, the Partnership distributed $95 per Class A Limited Partner Unit and in April 1998, distributed an additional $8 per Class A Limited Partner Unit. A substantial portion of each distribution constituted a return of capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

II.  LIQUIDITY AND CAPITAL RESOURCES

     The September 30, 1998 sale of prepaid leases relieved the liability associated with recording the prepayment of remaining rental payments due under the user leases and the residual (salvage) value estimates for the equipment subject to the user leases. Actual cash consideration received from the sale was immaterial.

     Rent and other receivables, net of the allowance for doubtful accounts, decreased $66,359 from $175,075 at December 31, 1997 to $108,716 at
     September 30, 1998 primarily due to the settlement of a bankruptcy claim relating to one lessee.

     Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. The Partnership declared no distributions to the Class A Limited Partners for the three months ended September 30, 1998. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 68% of the cash distributions paid to the Class A Limited Partners from inception of the Partnership through September 30, 1998 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of the equipment after initial lease terms expire) have been realized.

     Year 2000 Issues
     ----------------

     An affiliate provides accounting and other administrative services, including data processing services to the Partnership. The affiliate has conducted a comprehensive review of its computer systems to identify systems that could be affected by the Year 2000 issue. The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. Certain computer programs which have time-sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations. Certain of the affiliate's software has already been updated to correctly account for the Year 2000 issue. In addition, the affiliate is engaged in a system conversion, whereby the affiliate's primary lease tracking and accounting software is being replaced with new systems which will account for the Year 2000 correctly. The affiliate expects that the new system will be fully operational by December 31, 1999, and therefore will be fully Year 2000 compliant. The affiliate does not expect any other changes required for the Year 2000 to have a material effect on its financial position or results of operations. As such, the affiliate has not developed any specific contingency plans in the event it fails to complete the conversion to a new system by December 31, 1999. In addition, the affiliate does not expect any Year 2000 issues relating to its customers and vendors to have a material effect on its financial position or results of operations.

     New Accounting Pronouncements
     -----------------------------

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Statement 133 is effective for fiscal years beginning after June 15, 1999, with earlier application permitted.

     ----------------------------------------

     The Partnership will adopt Statement 133 in the first quarter of 1999. The General Partner does not expect the adoption to have an impact on its financial reporting.

     "Safe Harbor" Statement Under the Private Securities  Litigation Reform Act
     ---------------------------------------------------------------------------
     of 1995
     -------

     The statements contained in this report which are not historical facts may be deemed to contain forward- looking statements with respect to events, the occurrence of which involve risks and uncertainties, and are subject to factors that could cause actual future results to differ both adversely and materially from currently anticipated results, including, without limitation, the level of lease originations, realization of residual values, the availability and cost of financing sources and the ultimate outcome of any contract disputes. Certain specific risks associated with particular aspects of the Partnership's business are discussed under Results of Operations in this report and under Results of Operations in the 1997 Form 10-K when and where applicable.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                           Part II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

None

Item 5. OTHER INFORMATION

On May 15, 1998 Joseph P. Ciavarella, Vice President, Treasurer and Chief Financial Officer of the Administrative General Partner resigned.

During October 1998, Paul L. Novello, Vice President, Chief Financial Officer, Secretary and Treasurer of the Administrative General Partner, resigned and was replaced by Carmine Fusco.

Carmine Fusco, age 30, is Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of the Administrative General Partner, he also serves as an Assistant Vice President within the Private Investments Department of PaineWebber Incorporated. Mr. Fusco had previously been employed as a Financial Valuation Consultant in the Business Valuation Group of Deloitte & Touche, LLP from January 1997 to August 1998. He was employed as a Commodity Fund Analyst in the Managed Futures Department of Dean Witter Reynolds Incorporated, from October 1994 to November 1995. Prior to joining Dean Witter, Mr. Fusco was a Mutual Fund Accountant with the Bank of New York Company Incorporated. He received his Bachelor of Science degree in Accounting and Finance in May 1991 from Rider University and a Master of Business Administration from Seton Hall University in June 1996. Mr. Fusco is a Chartered Financial Analyst candidate.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     (b) The Partnership did not file any reports on Form 8-K during the three months ended September 30, 1998.

Item No.                                                  Exhibit Index

     27           Financial Data Schedule

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

                             PaineWebber Preferred Yield Fund, L.P. (Registrant)

                             By:  CAI Equipment Leasing II Corporation
                                  A General Partner

Date:  November 13, 1998     By:  /s/Anthony M. DiPaolo
                                  ------------------------------------------
                                  Anthony M. DiPaolo
                                  Senior Vice President, Treasurer and Chief
                                  Administrative Officer