Form 10-K
period 1998-12-10
PAINEWEBBER PREFERRED YIELD FUND L P
filed 1999-04-15
CIK 859176

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                       to
                               ---------------------    ------------------------

                         Commission file number 0-19166

                     PaineWebber Preferred Yield Fund, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                         84-1130506
-----------------------                     ------------------------------------
(State of organization)                     (I.R.S. Employer Identification No.)

7175 West Jefferson Avenue, Suite 4000
          Lakewood, Colorado                              80235
---------------------------------------                   -----
Address of principal executive offices)                  Zip Code

        Registrant's telephone number, including area code (303) 980-1000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Units of Class A Limited Partner Interest  (Title of Class)

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

                        Exhibit Index Appears on Page 36

                     PaineWebber Preferred Yield Fund, L.P.
                       Annual Report on Form 10-K for the
                       Fiscal Year Ended December 31, 1998

                                Table of Contents

                                                                            Page
                                                                            ----
Part I

Item 1     Business                                                          3
Item 2     Properties                                                        5
Item 3     Legal Proceedings                                                 5
Item 4     Submission of Matters to a Vote of Security Holders               5

Part II

Item 5     Market for Registrant's Common Equity and Related
           Stockholder Matters                                               5
Item 6     Selected Financial Data                                           6
Item 7     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               6
Item 8     Financial Statements                                             F-1
Item 9     Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                               32

Part III

Item 10    Directors and Executive Officers of the Registrant                32
Item 11    Executive Compensation                                            34
Item 12    Security Ownership of Certain Beneficial Owners
           and Management                                                    34
Item 13    Certain Relationships and Related Transactions                    35

Part IV

Item 14    Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                                       36

                                     PART I

Item 1.   Business

General

     PaineWebber Preferred Yield Fund, L.P. (the "Partnership" or the "Registrant") is a limited partnership organized under the laws of the State of Delaware on December 18, 1989 and commenced on June 22, 1990. The general partners of the Partnership are CAI Equipment Leasing II Corp., the Managing General Partner, a Colorado corporation wholly-owned by Capital Associates, Inc. ("CAI"), and General Equipment Management, Inc., the Administrative General Partner, a Delaware corporation wholly-owned by PaineWebber Group Inc. (The
Managing General Partner and the Administrative General Partner are sometimes hereinafter collectively referred to as the "General Partners".)

     Capital Associates International, Inc. ("CAII"), an affiliate of the Managing General Partner, is the Class B Limited Partner. The Class B Limited Partner contributed equipment and cash to the Partnership valued at an amount equal to 12.5% of the aggregate value of the equipment purchased with the net offering proceeds received from the sale of the Units of Class A Limited Partner Interest ("Units") and the equipment and capital contributed by the Class B Limited Partner. The Class B Limited Partner satisfied its contribution obligation during 1992.

     The Partnership is required to dissolve and distribute all of its assets not later than December 31, 2005. The general partners approved a plan of liquidation in 1998 and the Partnership commenced liquidation as of December 31, 1998. As a result, the Partnership has changed its basis of accounting for
periods   subsequent  to  December  31,  1998  from  the  going-concern  to  the liquidation basis of accounting. The Managing General Partner is exploring opportunities for the sale of the remaining equipment during 1999. The Partnership gives no assurance that final liquidation will occur in 1999, however, liquidation expenses have been accrued based on the assumption that 1999 will be the final year of operations.

     The Partnership acquired, on an all-cash basis, a portfolio of equipment, subject to triple net leases with unaffiliated third parties. The Partnership's portfolio of equipment included industrial, materials handling, mining, medical, research and development, transportation equipment, store fixtures and manufacturing testing and office technology equipment, including, computers and computer-related and telecommunications equipment. Office technology equipment owned by the Partnership could not exceed 60% of the value of the Partnership's total equipment portfolio.

     A substantial amount of the equipment initially acquired by the Partnership was purchased by CAII directly from the manufacturer or from independent third parties and resold or contributed to the Partnership. The balance of the equipment was purchased directly from independent third parties by the Partnership. The purchase price of the equipment acquired from CAII and the value of the equipment contributed by the Class B Limited Partner were equal to the lesser of the adjusted cost of the equipment or the appraised value of the equipment at the time of its acquisition by the Partnership. The adjusted cost of the equipment was equal to the price paid by CAII, plus the cost of an appraisal, CAII's cost of interim financing for the equipment and any taxes paid by CAII, less certain interim rentals received by CAII with respect to the equipment.

     The Partnership acquired equipment that was already subject to short-term leases (generally, 5 years or less). The Partnership's business is not subject to seasonal variations.

     At least 64% of the Partnership's equipment acquired over the life of the Partnership was leased to lessees which were investment grade lessees, or which were operating subsidiaries of entities which were investment grade companies. An investment grade lessee was defined as a company with a credit rating of not less than Baa, as determined by Moody's Investor Services, Inc. or comparable credit ratings, as determined by other recognized credit rating services.

     After the reinvestment period, which ended on March 31, 1996, cash in excess of operating requirements was distributed to the partners.

     The Partnership's principal investment objectives were:

         (i) to generate cash distributions to the Class A Limited Partners from lease revenues (a portion of which constituted a return of capital);

         (ii)     to preserve and protect Partnership capital; and

         (iii) to generate additional cash distributions through releasing, remarketing and sales after the end of the reinvestment period.

     In order to achieve these objectives, the General Partners adopted the following policies: (a) reinvest the Partnership's excess cash flows in additional equipment during the reinvestment period to achieve investment diversification, reduce the average age of the Partnership's portfolio of equipment and enhance the overall return to Class A Limited Partners, and (b) manage the Partnership's assets to maximize lease rentals and amounts received from the sale of equipment.

Equipment Portfolio

     The  following  table  describes  the  Partnership's   remaining  equipment
portfolio as of December 31, 1998.

        EQUIPMENT TYPE            ORIGINAL COST(1)            % OF PORTFOLIO
        --------------            ----------------            --------------

        Manufacturing               $2,918,736                   100.0%

(1) Amount includes related acquisition fees.

Significant Lessees

     The Partnership leased its equipment to a significant number of lessees. One lessee accounted for more than 48% of the Partnership's leasing revenues during the year ended December 31, 1998, and another lessee accounted for more than 24% of leasing revenues during the same period. The Partnership is no longer acquiring equipment. At December 31, 1998, the Partnership had one remaining lessee.

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


Item 3.   Legal Proceedings

     Neither the Partnership nor any of the Partnership's equipment is the subject of any material pending legal proceedings.


Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Limited Partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1998.


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     There is no organized trading market for the purchase and sale of the Units and certain measures have been adopted and implemented to assure that no organized trading market will develop.

     As of March 1, 1999, the number of Class A Limited Partners was 3,461, representing 142,128 Units.

     The Partnership made the following quarterly distributions to its Class A Limited Partners out of cash flows during 1998 and 1997:

     Period From Which         Amount Of
     Distributable Cash       Distribution
        Was Generated           Per Unit       Record Date       Payment Date
     ------------------       ------------     -----------       ------------

     QUARTER ENDED
     March 31, 1998            $   8.00       April 1, 1998     April 25, 1998

     QUARTER ENDED
     December 31, 1997            95.00      January 1, 1998   January 23, 1998

     QUARTER ENDED
     September 30, 1997            8.00      October 1, 1997   October 24, 1997

     QUARTER ENDED
     June 30, 1997                28.00       July 1, 1997      July 25, 1997

     QUARTER ENDED
     March 31, 1997               17.50       April 1, 1997     April 25, 1997

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters, continued

     Total distributions to all partners for 1998 and 1997 were declared as follows:

                                           1998                     1997
                                           ----                     ----

     Class A Limited Partners          $ 1,137,024             $ 21,106,008
     Class B Limited Partners              197,959                2,929,016
     General Partners                       50,155                1,179,965
                                       -----------             ------------
                                       $ 1,385,138             $ 25,214,989
                                       ===========             ============

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



                                          1998           1997           1996          1995           1994
                                          ----           ----           ----          ----           ----

Total Revenues(1)                     $ 4,315,468    $10,632,297    $16,059,351   $16,382,650    $18,149,798
Net Income                              1,315,762      2,072,522      4,258,032     3,957,086      2,670,613
Net Income per Class A Limited
  Partnership Unit(2)                        7.70          12.50          27.80         22.14          11.70
Total Assets                            4,929,301     28,944,212     41,098,131    53,302,011     49,115,873
Discounted Lease Rentals                  969,404      1,523,570      2,802,710     4,747,859      4,531,890
Partners' Equity                        2,633,017      3,044,144     26,186,611    34,113,196     41,629,451
Distributions Declared to Partners      1,385,139     25,214,989     12,184,617    11,473,341     11,473,341



(1) Includes net losses on disposition of equipment and other of $278,882 for the year ended December 31, 1994 and net gains on disposition of equipment of $ 1,236,378, $461,994, $789,154 and $179,352 for the years ended
     December 31, 1998, 1997, 1996 and 1995, respectively.

(2) Calculated based upon the weighted average number of units outstanding.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussions should be read in conjunction with the "Selected Financial Data" and the Consolidated Financial Statements of the Partnership and the Notes thereto. This report contains, in addition to historical information, forward-looking statements regarding the Partnership's business and the outcome of the liquidation that include risks and other uncertainties. The Partnership's actual results may differ materially from those anticipated in these forward-looking statements. Factors that might cause such a difference include those discussed below, as well as general economic and business conditions, competition and other factors discussed elsewhere in this report. The Partnership undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

The Partnership has changed its basis of accounting from the going-concern to the liquidation basis as of December 31, 1998 in accordance with a plan of liquidation adopted by the General Partners effective December 31, 1998. The liquidation basis of accounting presents assets at the amounts expected to be realized in liquidation and liabilities at amounts expected to be paid to creditors. Amounts expected to be paid to creditors to finalize the liquidation were accrued at December 31, 1998, and are discussed in detail under general and administrative expenses in Item 7.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Liquidity and Capital Resources

     Equipment acquisitions (including acquisition fees and expenses) since the commencement of operations have been as follows:

                           PURCHASED WITH
             TOTAL          NET PROCEEDS     CONTRIBUTED BY   PURCHASED PURSUANT
           ACQUISITION     FROM THE SALE      THE CLASS B       TO REINVESTMENT
              COST       OF CLASS A UNITS   LIMITED PARTNER       PROGRAM
           -----------   ----------------   ---------------   ------------------

1990      $ 45,278,316      $ 39,529,865     $  5,470,464      $    277,987
1991        27,997,203        19,292,333        2,723,225         5,981,645
1992        15,780,483         3,039,218          449,161        12,292,104
1993        16,937,818                 -                -        16,937,818
1994        11,388,058                 -                -        11,388,058
1995        14,347,283                 -                -        14,347,283
1996         8,740,536                 -                -         8,740,536
1997             3,929                 -                -             3,929(1)
          ------------      ------------     ------------      ------------
          $140,473,626      $ 61,861,416     $  8,642,850      $ 69,969,360
          ============      ============     ============      ============

(1)  Represents upgrade to an existing lease.

     From inception through December 31, 1998, the Partnership sold equipment with an original cost as follows:

                                                  Original Cost Associated
          Year Ending                                with Equipment Sold
          December 31,                              or Disposed of (1)(2)
          ------------                            ------------------------
             1991                                     $   1,074,780
             1992                                         3,928,788
             1993                                        14,916,752
             1994                                        13,247,784
             1995                                        20,352,539
             1996                                        12,500,250
             1997                                        48,987,055
             1998                                        22,546,942
                                                      -------------
                                                      $ 137,554,890
                                                      =============

(1)  Includes investment in direct finance leases.

(2) See "Selected Financial Data", set forth elsewhere herein, for disclosure of related gains and losses.

     The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term highly liquid investments. These investments are primarily short-term commercial paper issued by large domestic corporations. In the year ended December 31, 1998, approximate distributions of net cash flows provided by operations declared and paid by the Partnership were $1.4 million. Distributions declared were $25.2 million and $12.2 million respectively, in the years ended December 31, 1997 and 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources, continued

Year 2000 Issues

     An affiliate provides accounting and other administrative services, including data processing services to the Partnership. The affiliate has conducted a comprehensive review of its computer systems to identify systems that could be affected by the Year 2000 issue. The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. Certain computer programs which have time-sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations. Certain of the affiliate's software has already been updated to correctly account for the Year 2000 issue. In addition, the affiliate is engaged in a system conversion, whereby the affiliate's primary lease tracking and accounting software is being replaced with new systems which will account for the Year 2000 correctly. The affiliate expects that the new system will be fully operational by December 31, 1999, and therefore will be fully Year 2000 compliant. The affiliate does not expect any other changes required for the Year 2000 to have a material effect on its financial position or results of operations. As such, the affiliate has not developed any specific contingency plans in the event it fails to complete the conversion to a new system by December 31, 1999. In addition, the affiliate does not expect any Year 2000 issues relating to its customers and vendors to have a material effect on its financial position or results of operations. The Partnership does not expect that the impact of the Year 2000 issue will have a significant effect on its net assets in liquidations in any event, given its significantly reduced scope of operations.

Equipment Sale

     In October 1997, the Partnership entered into an agreement with an unaffiliated third party to sell certain equipment subject to leases for an aggregate sale price of $15,338,420. The equipment, which included printers, transportation, industrial, communication, manufacturing and research equipment was originally purchased for purchase prices aggregating $29,855,031 and had an aggregate net book value of $16,323,645 at September 30, 1997. The equipment had generated aggregate rents of approximately $19,000,000 for the Partnership through the date of sale. The Partnership recorded a writedown of $1,000,000 at September 30, 1997 to reflect the difference between the sale price and the depreciated value of the equipment. The sale was consummated and the sales proceeds were received on October 30, 1997. Of the proceeds received, $156,476 was utilized to repay related non-recourse debt and the balance less any amount required for operations, was distributed to the partners in January 1998. The equipment sold represented approximately 57% of the Partnership's remaining equipment on a net book value basis at September 30, 1997, and approximately 70% of the September 1997 monthly rental billings. The Managing General Partner of the Partnership determined that such sale represented a dissolution event, as defined in the Partnership Agreement, and began investigating sales opportunities with respect to the remaining portfolio of equipment in order to complete the expeditious liquidation of the Partnership.

Sale  of Prepaid Leases

     Effective September 30, 1998, the Partnership sold the title and its interest in certain equipment to an unaffiliated third party (Buyer). The lease rentals had previously been discounted for cash and were recorded as a prepaid rent obligation on the balance sheet. The Buyer assumed the prepaid rent obligation of approximately $4,569,000 at September 30, 1998 and paid an additional amount of cash to the Partnership resulting in a net gain of approximately $528,000 which is included in Gain on sale of equipment.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Liquidity and Capital Resources, continued

     Partnership equity declined by $411,127, or 14%, from December 31, 1997 to the December 31, 1998 balance of net assets as a result of the declaration of cash distributions to the partners of cash flow from operating activities which were in excess of the Partnership's net income. This resulted from the fact that, unlike net income, cash flow from operating activities and proceeds from sales of equipment, after deducting the related repayment of associated financings, is the source of funds utilized to make cash distributions to partners, and is not reduced by depreciation expense, cost of equipment sold, and provisions for equipment impairment attributable to the Partnership's equipment.

     Distributions may be characterized for tax, financial reporting and economic purposes as a return of capital, a return on capital or both. The portion of each distribution by the Partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital.

     As of December 31, 1998, the Partnership has sold substantially all of its assets and the Managing General Partner is exploring the sale of the remaining equipment. In January 1998, the Partnership distributed a substantial portion of the proceeds generated by the October 1997 equipment sale discussed above. A final distribution will be made upon receipt of proceeds for the remaining equipment. The calculation of such distribution will be net of the reserve for current and contingent liabilities, if any, incidental to the liquidation.

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

     Under the terms of the Partnership's triple net leases, all expenses related to the ownership and operation of the equipment from inception through December 31, 1998 have been paid by the lessees. The Partnership records depreciation expense pertaining to the equipment and incurs management fees and certain general and administrative expenses in connection with the operation of the Partnership. General and administrative expenses consist primarily of investor reporting expenses and transfer agent and audit fees.

     The Partnership performs ongoing assessments of the likelihood of lessee defaults on existing leases and the effect that any such defaults may have on the collectability of the Partnership's recorded amounts and the recoverability of recorded equipment residual values based on independent and internal evaluations of the estimated future value of equipment. Impairment losses are recognized when expected future undiscounted cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant and equipment in relation to the operating performance and future undiscounted cash flows of the underlying business. In that event, the Company adjusts the net book value of the underlying assets by the difference between the sum of expected future discounted cash flows and book value.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued

1998 Compared to 1997

     The Partnership's net income decreased to $1,315,762 for the year ended December 31, 1998 ("1998 Period") as compared to net income of $2,072,522 for the year ended December 31, 1997 ("1997 Period") due to portfolio run-off and sales of equipment offset by corresponding decreases in depreciation and interest expenses. However, net income as a percent of total revenue increased by 11% in the current year.

     Rentals from operating leases decreased by $6,524,524 or 70%, in the 1998 Period as compared to the 1997 Period. The decrease is attributable to the expiration of leases in accordance with their respective terms and the sale of equipment subject to operating leases.

     As discussed above, the Partnership performs ongoing assessments of recorded equipment residual values based on actual sales of similar equipment and other evaluations of estimated future equipment values and provides for writedowns when the value of the equipment has been impaired on an other than temporary basis. Based upon managements assessments as noted above, the Partnership recorded writedowns totaling $566,670 in the 1998 Period. In the 1997 Period, the Partnership provided writedowns aggregating $1,000,000.

     Depreciation expense decreased by $4,615,862, or 75% in the 1998 Period as compared to the 1997 Period. The decrease was attributable to the continued sale of equipment.

     Management fees to general partners during the 1998 Period decreased by $144,754, or 62%, in comparison to the 1997 Period, based upon the reduction of leases in place and was consistent with the decline in rental revenues.

     Interest expense incurred during the 1998 Period decreased by $308,888 or 38%, as compared to the 1997 Period. Interest expense is composed of two components; (i) interest expense incurred in connection with the discounting of certain leases with unaffiliated lenders and (ii) interest incurred in connection with the amortization of the prepaid rent received pursuant to the Master Lease transaction. For accounting purposes, the prepaid rent was treated as a financing. Income was recognized ratably over the terms of the leases and the related interest was charged to operations. The decreases reflect the continued repayment of discounted leases, reducing outstanding balances, and the final amortization of the prepaid rent in September 1998.

     General and administrative expenses decreased by $57,235 or 16%, in the 1998 Period as compared to the 1997 Period. The decrease is attributable principally to a decrease in costs associated with the remarketing of equipment at lease maturity.

     There are no comparative figures for the liquidation expenses which are recorded in the Statement of Changes in Shareholders' Equity and Net Assets in Liquidation as this amount was recorded at December 31, 1998 to accrue for estimated expenses associated with the liquidation of the Partnership in accordance with the liquidation basis of accounting. Liquidation expenses are estimates comprised primarily of a reserve associated with sales and property tax audits, financial statement audit and tax return preparation for 1999, investor record maintenance, and expenses reimbursable to the General Partner.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Results of Operations, continued

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

     The Managing General Partner was entitled to receive a subordinated disposition fee in an amount equal to the lesser of (i) 50% of the fee that would be charged by an unaffiliated party, or (ii) 3% of the gross contract price relating to each sale of equipment as compensation for negotiating and consummating sales of equipment. At December 31, 1996, the Partnership reversed previously accrued subordinated disposition fees totaling $422,828 because the Managing General Partner concluded that it was no longer probable that these subordinated dispositions fees would be paid. Of such amount, $61,693 was incurred during 1996.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Results of Operations, continued

1997 Compared to 1996, continued

     General and administrative expenses decreased by $94,464 or $21%, in the 1997 Period as compared to the 1996 Period. The decrease in the 1997 Period is attributable principally to a decrease in insurance premiums incurred by the Partnership in the 1997 Period as compared to the 1996 Period.

Inflation and Changing Prices

     Inflation has not had a material impact on the operations or financial condition of the Partnership from inception through December 31, 1998. However, inflation and changing prices, in addition to other factors, may affect the eventual selling price of the Partnership's equipment.

Risks and Uncertainties

     As discussed throughout Item 7, the Partnership sold substantially all of its remaining assets during 1998, and the Managing General Partner is exploring opportunities to sell the remaining equipment during 1999. Accordingly, estimated liquidation expenses for the remaining life of the Partnership have been recorded in the accompanying financial statements for the period ended December 31, 1998.

New Accounting Pronouncements

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

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"), which requires comprehensive income to be displayed prominently within the financial statements. Comprehensive income is defined as all recognized changes in equity during a period from transactions and other events and circumstances except those resulting from investments by owners and distributions to owners. Net income and items that previously have been recorded directly in equity are included in comprehensive income. Statement 130 affects only the reporting and disclosure of comprehensive income but does not affect recognition or measurement of income. Statement 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Partnership adopted Statement 130 in the first quarter of 1998. The adoption did not have an impact on its financial reporting.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 provides guidance for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports of public companies. An operating segment is defined as a component of a business that engages in business activities from which it may earn revenue and incur expenses, a component whose

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued



Results of Operations, continued

New Accounting Pronouncements, continued

operating results are regularly reviewed by the company's chief operating decision maker, and a component for which discrete financial information is available. Statement 131 establishes quantitative thresholds for determining operating segments of a company. Statement 131 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Partnership adopted Statement 131 in the first quarter of 1998. The adoption did not have an impact on its financial reporting.

"Safe Harbor"  Statement Under the Private  Securities  Litigation Reform Act of
1995

The statements contained in this report which are not historical facts may be deemed to contain forward- looking statements with respect to events, the occurrence of which involve risks and uncertainties, and are subject to factors that could cause actual future results to differ both adversely and materially from currently anticipated results, including, without limitation; the level of lease originations; realization of residual values; customer credit risk; competition from other lessors, specialty finance lenders or banks; and the availability and cost of financing sources. Certain specific risks associated with particular aspects of the Partnership's business are discussed in detail throughout Parts I and II when and where applicable.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

The partnership adopted the liquidation basis of accounting as of December 31, 1998 and all assets and liabilities were stated at anticipated liquidation value. Consequently, the partnership has no market risk exposure.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

Item 8. Financial Statements and Supplementary Data

List of Financial Statements


                                                                            Page
                                                                            ----

Report of Independent Accountants                                            F-2

Statement of Net Assets in Liquidation - December 31, 1998                   F-3

Balance Sheets - December 31,  1997                                          F-4

Statements of Operations for the years ended
         December 31, 1998, 1997 and 1996                                    F-5

Statement of Changes in Shareholders' Equity for the years
         ended December 31, 1998, 1997, and 1996                             F-6

Statements of Cash Flows for the years ended
         December 31, 1998, 1997 and 1996                                    F-7

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
PaineWebber Preferred Yield Fund, L.P.

     We have audited the accompanying statements of net assets in liquidation as of December 31, 1998 and the balance sheet as of December 31, 1997 of PaineWebber Preferred Yield Fund, L.P. and the related statements of operations, cash flows and changes in partners' equity and net assets in liquidation for each of the three years ended December 31, 1998. These financial statements are the responsibility of the Partnership's General Partners. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaineWebber Preferred Yield Fund, L.P. in liquidation as of December 31, 1998 and as of December 31, 1997 and the results of its operations and its cash flows for each of the respective periods stated in the first paragraph, in conformity with generally accepted accounting principles.

     As described in Note 1 to the financial statements, the General Partners of the Partnership approved a plan of liquidation and the Partnership commenced liquidation, effective December 31, 1998. As a result, the Partnership has changed its basis of accounting as of and for periods subsequent to December 31, 1998 from the going concern to the liquidation basis of accounting.


                                           /s/PricewaterhouseCoopers LLP
                                           -----------------------------
                                           PricewaterhouseCoopers  LLP



New York, New York
March 19, 1999

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                  STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
                                DECEMBER 31, 1998



                                     ASSETS


Cash and cash equivalents                                           $3,198,407
Rents and other receivables, net                                       163,529
Equipment on operating leases, at liquidation value                  1,567,365
                                                                    ----------

     Total Assets                                                   $4,929,301
                                                                    ==========

                           LIABILITIES AND NET ASSETS

LIABILITIES:
     Accounts payable and accrued liabilities                          731,971
     Accrued liquidation expenses                                      341,750
     Payables to affiliates                                            246,884
     Accrued interest payable                                            6,275
     Discounted lease rentals                                          969,404
                                                                    ----------

         Total Liabilities                                           2,296,284
                                                                    ----------

NET ASSETS:                                                          2,633,017
                                                                    ----------

         Total Liabilities and Net Assets                           $4,929,301
                                                                    ==========




                     The accompanying notes are an integral
                       part of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                       BALANCE SHEET -- DECEMBER 31, 1997



                                     ASSETS


Cash and cash equivalents                                           $19,606,352
Rents and other receivables, net                                        175,075
Equipment held for sale or lease, net                                   729,481
Net investment in direct finance leases                                 170,230
Equipment on operating leases, net                                    8,253,386
Other assets, net                                                         9,688
                                                                    -----------

     Total Assets                                                   $28,944,212
                                                                    ===========

                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Prepaid rent                                                   $ 6,072,331
     Accounts payable and accrued liabilities                         1,299,791
     Payables to affiliates                                             263,591
     Accrued interest payable                                             7,792
     Deferred rental income and deposits                                246,840
     Distributions payable to partners                               16,486,153
     Discounted lease rentals                                         1,523,570
                                                                    -----------

         Total Liabilities                                           25,900,068
                                                                    -----------
PARTNERS' EQUITY:
     General Partners                                                   110,227
     Limited Partners:
       Class A (142,128 Units outstanding at
       December 31, 1998 and 1997)                                    2,498,859
       Class B                                                          435,058
                                                                    -----------

         Total Partners' Equity                                       3,044,144
                                                                    -----------

         Total Liabilities and Partners' Equity                     $28,944,212
                                                                    ===========




                     The accompanying notes are an integral
                       part of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                           1998          1997           1996
                                           ----          ----           ----
REVENUE:
  Rentals from operating leases        $ 2,854,305  $  9,378,829   $ 14,272,895
  Direct finance lease income               13,422       351,997        696,247
  Gain on sale of equipment              1,236,378       461,994        789,154
  Interest income                          185,924       302,541        255,463
  Other income                              25,439       136,936         45,592
                                       -----------  ------------   ------------
                                         4,315,468    10,632,297     16,059,351
                                       -----------  ------------   ------------
EXPENSES:
  Depreciation                           1,536,058     6,151,920      9,248,786
  Provision for losses on equipment        566,670     1,000,000        802,854
  Interest                                 500,730       809,618      1,043,673
  Management fees to general partners       90,097       234,851        590,817
  Disposition fees                               -             -       (342,661)
  General and administrative               306,151       363,386        457,850
                                       -----------  ------------   ------------
                                         2,999,706     8,559,775     11,801,319
                                       -----------  ------------   ------------
NET INCOME                             $ 1,315,762  $  2,072,522   $  4,258,032
                                       ===========  ============   ============

NET INCOME ALLOCATED:
  To the General Partners              $    65,788  $     74,072   $    212,901
  To the Class A Limited Partners        1,093,727     1,776,214      3,951,236
  To the Class B Limited Partner           156,247       222,236         93,895
                                       -----------  ------------   ------------
                                       $ 1,315,762  $  2,072,522   $  4,258,032
                                       ===========  ============   ============

NET INCOME PER WEIGHTED AVERAGE
  NUMBER OF UNITS OF CLASS A LIMITED
  PARTNER INTERESTS OUTSTANDING        $      7.70  $      12.50   $      27.80
                                       ===========  ============   ============

WEIGHTED AVERAGE NUMBER OF UNITS
  OF CLASS A LIMITED PARTNER
  INTERESTS OUTSTANDING                    142,128       142,128        142,128
                                       ===========  ============   ============











                     The accompanying notes are an integral
                       part of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                          AND NET ASSETS IN LIQUIDATION
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                 CLASS A            CLASS B
                                               GENERAL           LIMITED            LIMITED
                                               PARTNERS          PARTNERS           PARTNER          TOTAL
                                            ------------      --------           -------          -----

Balance, December 31, 1995                  $  1,612,447      $ 28,417,629      $  4,083,120      $ 34,113,196
    Net income and comprehensive income          212,901         3,951,236            93,895         4,258,032
    Distributions declared to partners          (609,228)      (10,540,212)       (1,035,177)      (12,184,617)
                                            ------------      ------------      ------------      ------------
Balance, December 31, 1996                     1,216,120        21,828,653         3,141,838        26,186,611
    Net income and comprehensive income           74,072         1,776,214           222,236         2,072,522
    Distributions declared to partners        (1,179,965)      (21,106,008)       (2,929,016)      (25,214,989)
                                            ------------      ------------      ------------      ------------
Balance, December 31, 1997                       110,227         2,498,859           435,058         3,044,144
    Net income and comprehensive income           65,788         1,093,727           156,247         1,315,762
    Distributions declared and paid
       to partners                               (50,156)       (1,137,024)         (197,959)       (1,385,139)
                                            ------------      ------------      ------------      ------------
Net assets before accrued liquidation
    expenses                                     125,809         2,455,562           393,346         2,974,767
    Accrued liquidation expenses                 (17,087)         (284,080)          (40,583)         (341,750)
                                            ------------      ------------      ------------      ------------
Net assets in liquidation,
    December 31, 1998                       $    108,772      $  2,171,482      $    352,763      $  2,633,017
                                            ============      ============      ============      ============

























                     The accompanying notes are an integral
                       part of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                        1998            1997            1996
                                                                        ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $  1,315,762    $  2,072,522    $  4,258,032
Adjustments to reconcile net income to net cash
used in) provided by operating activities:
  Depreciation                                                        1,536,058       6,151,920       9,248,786
  Provision for losses on equipment                                     566,670       1,000,000         802,854
  Gain on sale of equipment                                          (1,236,378)       (461,994)       (789,154)
  Reversal of subordinated disposition fees                                   -               -        (342,661)
Change in assets and liabilities:
  Decrease in rents and other receivables                                  (567)        222,148         461,303
  Decrease in other assets                                                9,688               -           9,718
  (Decrease) increase in accounts payable and accrued
   liabilities                                                         (567,820)        928,851        (160,518)
  (Decrease) increase in payables to affiliates                         (16,707)       (509,744)        476,150
  Decrease in interest payable                                           (1,517)         (5,289)         (9,207)
  Decrease in deferred rental income and deposits                      (246,840)       (483,751)       (180,926)
  Decrease in prepaid rent                                           (6,072,331)     (1,731,189)     (2,116,612)
                                                                   ------------    ------------    ------------
  Net cash (used in) provided by operating activities                (4,713,982)      7,183,474      11,657,765
                                                                    -----------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Recovery of investment in direct financing leases                      30,109       1,281,404       1,606,599
  Proceeds from sale of equipment including direct
    financing leases                                                  6,701,385      19,962,866       2,771,818
  Purchases of equipment on operating leases                                  -          (3,929)     (8,649,624)
  Investment in direct financing leases                                       -               -         (90,912)
                                                                   ------------    ------------    ------------
  Net cash provided by (used in) investing activities                 6,731,494      21,240,341      (4,362,119)
                                                                   ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of discounted lease rentals                                (554,166)     (1,279,140)     (1,945,149)
  Cash distributions paid to partners                               (17,871,291)    (10,417,774)    (11,706,805)
                                                                   ------------    ------------    ------------
  Net cash used in financing activities                             (18,425,457)    (11,696,914)    (13,651,954)
                                                                   ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                       (16,407,945)     16,726,901      (6,356,308)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                                            19,606,352       2,879,451       9,235,759
                                                                   ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                           $  3,198,407    $ 19,606,352    $  2,879,451
                                                                   ============    ============    ============

Supplemental schedule of cash flow information:
Interest paid                                                      $    502,247    $    814,907    $  1,052,880
                                                                   ============    ============    ============

NON-CASH TRANSACTIONS
  Distribution to partners accrued but not paid                    $          -    $ 16,486,153    $  1,688,938
                                                                   ============    ============    ============
  Equipment subject to operating leases converted
    to direct financing leases at renewal                          $          -    $     87,769    $    958,724
                                                                   ============    ============    ============
  Prepaid rent applied in equipment sales                          $  5,146,636    $    728,405    $    476,187
                                                                   ============    ============    ============



                     The accompanying notes are an integral
                       part of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation
     ---------------------

     PaineWebber Preferred Yield Fund, L.P. (the "Partnership"), a Delaware limited Partnership, maintained its accounting records and prepared financial statements on the accrual basis of accounting. The General Partners approved a plan of liquidation in 1998 and commenced liquidation as of December 31, 1998. Accordingly, the Partnership has changed its basis of accounting from the going-concern to the liquidation basis effective December 31, 1998. The liquidation basis of accounting presents assets at the amounts expected to be realized in liquidation and liabilities at amounts expected to be paid to creditors. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates by management for the years prior to 1998 relate to the allowance for losses and estimated residual or salvage values. The liquidating value of assets and liabilities in liquidation are based upon management's best estimates of their liquidation value at December 31, 1998. Such values could differ substantially from amounts ultimately realized in the future as the Partnership completes its plan of liquidation. The Managing General Partner is exploring opportunities for the sale of the remaining equipment during 1999. The Partnership gives no assurance that final liquidation will occur in 1999, however, liquidation expenses have been accrued based on the assumption that 1999 will be the final year of operations.

     Risks and Uncertainties
     -----------------------

     As discussed in Note 7, the Partnership has sold substantially all of its assets at December 31, 1998. No material net realizable value adjustments to accounts in the financial statements were deemed necessary after adoption of the liquidation basis of accounting by the General Partner.

     Cash and Cash Equivalents
     -------------------------

     The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term highly liquid investments. These investments are recorded at cost which approximates fair market value. For purposes of the statement of net assets in liquidation and the balance sheets and the statements of cash flows, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Direct Finance Leases
     ---------------------

     At lease commencement, the Partnership recorded the lease receivable, estimated residual value of the equipment and unearned income. The original unearned income was equal to the receivable plus the estimated residual value less the cost of the equipment, including the acquisition fees paid to the Managing General Partner and was recognized as revenue over the lease term at a constant rate of return on the net investment in the lease. Residual values were recorded at lease inception equal to the estimated value of the Partnership's leased equipment at lease termination. In estimating such values, independent appraisals and other circumstances regarding the equipment and the lessee were considered. Thereafter, residual estimates were re-evaluated each quarter.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued


1.   SIGNIFICANT ACCOUNTING POLICIES, continued

     Equipment on Operating Leases
     -----------------------------

     Prior to the adoption of the liquidation basis of accounting, rentals from operating leases were recognized on a straight-line basis over the term of the lease. Equipment on operating leases was stated at cost, including the acquisition fees paid to the Managing General Partner, less accumulated depreciation. Depreciation was calculated on a straight-line basis over the lease terms, ranging from two to seven years, to an amount equal to the equipment's estimated fair market value at the lease termination date. In estimating such values, independent appraisals and other circumstances regarding the equipment and the lessee were considered. Thereafter, residual estimates were re-evaluated each quarter. Impairment losses were recognized when expected future cash flows were less than the assets' carrying value. Accordingly, when indicators of impairment were present, the Partnership evaluated the carrying value of property, plant and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business. In that event, the Partnership adjusted the net book value of the underlying assets by the difference between the sum of expected future discounted cash flows and book value.

     The remaining piece of manufacturing equipment under operating lease as of December 31, 1998 is recorded at fair market value in the Statement of Net Assets in Liquidation. Such value was determined by an independent appraiser at the end of 1998. The equipment will be evaluated on an on-going basis for other-than-temporary declines in fair market value and written down if appropriate. In accordance with the liquidation basis of accounting, adopted as of December 31, 1998, no further depreciation will be recorded.

     Non-recourse Discounting of Rentals
     -----------------------------------

     The Partnership assigned the rentals from leases to financial institutions at fixed interest rates on a non-recourse basis. In return for such future lease payments, the Partnership received the discounted value of the rental payments in cash. The notes were collateralized by the lease, the related lease payments and the underlying equipment. Cash proceeds from such financings were recorded on the balance sheet as discounted lease rentals. As lessees make payments to the financial institutions, interest expense is recorded and the outstanding balance of discounted lease rentals is reduced.

     Disposition of Equipment
     ------------------------

     When equipment was sold or disposed of, the asset and related accumulated depreciation and write down for loss, if any, were removed from the accounts and a gain or loss was recognized.

     Deferred Rental Income
     ----------------------

     Lease revenues received but not yet earned were deferred and recognized as income when earned.

     Income Taxes
     ------------

     No provision for income taxes was made in the financial statements since taxes on Partnership income are the responsibility of the individual partners rather than the Partnership.

     Net Income Per Unit of Class A Limited Partner Interest
     -------------------------------------------------------

     The net income per Unit of Class A Limited Partner Interest was computed by dividing the net income allocated to the Class A Limited Partners by the weighted average number of Units of Class A Limited Partner Interest outstanding during the period.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued


1.   SIGNIFICANT ACCOUNTING POLICIES, continued

     Accrued Liquidation Expenses
     ----------------------------

     Liquidation expenses are estimates comprised primarily of a reserve associated with sales and property tax audits, financial statement audit and tax return preparation for 1999, investor record maintenance, and expenses reimbursable to the General Partner.

     Recently Issued Financial Accounting Standards
     ----------------------------------------------

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"), which requires comprehensive income to be displayed prominently within the financial statements. Comprehensive income is defined as all recognized changes in equity during a period from transactions and other events and circumstances except those resulting from investments by owners and distributions to owners. Net income and items that previously have been recorded directly in equity are included in comprehensive income. Statement 130 affects only the reporting and disclosure of comprehensive income but does not affect recognition or measurement of income. Statement 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Partnership adopted Statement 130 in the first quarter of 1998. The adoption did not have an impact on its financial statements.

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

     Long-lived Assets
     -----------------

     Prior to the adoption of the liquidation basis of accounting, the Partnership accounted for long-lived assets under the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets, including operating leases, and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued


1.   SIGNIFICANT ACCOUNTING POLICIES, continued

     Long-lived Assets, continued
     -----------------

     estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) was less than the carrying amount of the asset, an impairment loss was recognized. Measurement of an impairment loss for long-lived assets, including operating leases, and identifiable intangibles held by the Partnership was based on the fair value of the asset calculated by discounting the expected future cash flows at an appropriate interest rate.

2.   ORGANIZATION OF THE PARTNERSHIP

     The Partnership was formed on December 18, 1989 for the purpose of acquiring and leasing equipment. The Partnership acquired a portfolio of equipment subject to triple net leases (e.g. repairs, insurance and taxes are paid by the lessees) with unaffiliated third parties.

     The Managing General Partner of the Partnership is CAI Equipment Leasing II Corp., a wholly-owned subsidiary of Capital Associates, Inc., and the Administrative General Partner is General Equipment Management, Inc., a wholly-owned subsidiary of Paine Webber Group Inc. (The Managing General Partner and the Administrative General Partner are hereinafter collectively referred to as the "General Partners"). Capital Associates International, Inc. ("CAII"), an affiliate of the Managing General Partner, is the Class B Limited Partner. The Class B Limited Partner contributed equipment to the Partnership having a fair market value equal to 12.5% of the aggregate acquisition value of the equipment purchased with the offering proceeds received from the sale of the Units of Class A Limited Partner Interest ("Units") and the equipment contributed by the Class B Limited Partner. The Class B Limited Partner satisfied its contribution obligation during 1992.

     On March 12, 1990, the General Partners each contributed $100 to the capital of the Partnership. Between May 21, 1990 and April 19, 1991, 142,128 Units were sold at a price of $500 per Unit. Nine closings were held pursuant to which the Partnership received $71,064,000 of gross offering proceeds. The Partnership incurred $8,952,640 of commissions and other offering expenses in connection with the sale of these Units, thus receiving $62,111,360 of net offering proceeds.

     The Partnership commenced operations on June 22, 1990 and acquired a total of $140,473,626 of leased equipment over the life of the Partnership, of which $3,929 (for an upgrade) and $8,740,536 were acquired during 1997 and 1996, respectively.

     The Partnership is required to dissolve and distribute all of its assets not later than December 31, 2005. The Partnership liquidated substantially all of its remaining leased equipment, and all of its off-lease equipment, in 1998. The Managing General Partner is negotiating for the sale of the remaining equipment.

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

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued


3.   PARTNERSHIP ALLOCATIONS, continued

     1.  During the reinvestment period (ended March 31, 1996).

                                                                                       Class A      Class B
                                                                                       Limited       Limited
                                                                                       Partners      Partner     Reinvested
                                                                                       --------      -------     ----------

     (A)      Until the Class A Limited  Partners  receive a 3.5% quarterly (14%
              annualized), cumulative distribution
              on their capital contributions                                             100.0%         -              -

     (B)      Cash  remaining  after  (A)  above  and  until the Class B Limited
              Partner receives a 2.75% quarterly (11%
              annualized) distribution on its capital contributions                        -          100.0%           -

     (C)      Cash  remaining  after  (B)  above  is  reinvested  in  additional
              equipment                                                                    -            -            100.0%

     2. After the reinvestment period:

     (A)      Until the Class A Limited  Partners  receive a 3.5% quarterly (14%
              annualized), cumulative
              distribution on their capital contributions                                100.0%         -              -

     (B)      Cash  remaining  after  (A)  above  and  until the Class B Limited
              Partner receives a 2.75% quarterly (11%
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

     (D)      Cash  remaining  after  (C)  above  and  until the Class B Limited
              Partner receives any previously undistributed portion of its 2.75%
              quarterly (11%
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

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued


3.   PARTNERSHIP ALLOCATIONS, continued

     In 1997, the Partnership sold a substantial portion of its portfolio, thereby triggering an event of dissolution as defined in the Partnership Agreement. As a result, the fourth quarter 1997 and first quarter 1998 distribution, and all future distributions, have been and will be based on the respective partners' capital accounts after all allocations of profits and losses, as provided for in the Partnership Agreement.

     Profits and Losses

     Profits (not including the special allocations discussed below) were first allocated to offset prior year losses, if any. Remaining profits were then allocated among the partners in the same manner that cash distributions were allocated, or would be allocated (as set forth above) if cash distributions were equal to the allocable profits.

     Losses (not including the special allocations discussed below) were first allocated to offset prior year profits and then 1% to the General Partners and 99% to the Limited Partners. The 99% allocated to the Limited Partners was shared 87.5% for the Class A Limited Partners and 12.5% for the Class B Limited Partner.

     There are several special allocation provisions included in the Partnership Agreement of which the two most significant are as follows: First, commissions and expenses paid in connection with the sale of Units were allocated 1% to the General Partners and 99% to the Limited Partners. The 99% allocated to the Limited Partners was shared 87.5% for the Class A Limited Partners and 12.5% for the Class B Limited Partner. Second, depreciation with respect to the equipment and any losses resulting from the sale of equipment was allocated 1% to the General Partners and 99% to the Limited Partners, until the cumulative amount of depreciation and losses so allocated to the Limited Partners equaled their aggregate capital contributions, net of the commissions and other expenses paid in connection with the sale of the Units. The 99% allocated to the Limited Partners was shared by the Class A Limited Partners and the Class B Partner in proportion to their respective net capital contributions. The General Partners were also specially allocated items of income to offset their 1% allocation of these two items.

4.   CASH AND CASH EQUIVALENTS

     Cash equivalents are primarily short-term  commercial paper issued by large
     domestic   corporations.   At  December  31,  1998,  the  Partnership  held
     short-term commercial paper issued as follows:

     Ford Motor Company purchased on December 29, 1998 for $1,995,777 (Par Value 2,000,000), and commercial paper issued by American Express Inc. purchased on December 29, 1998 for a price of $299,665 (Par Value $300,000).

5.   RENTS AND OTHER RECEIVABLES, NET

     Rents and other receivables, net consists primarily of rents and property taxes that had been billed and were due, but have not been collected, and accrued interest receivable.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued


6.   NET INVESTMENT IN DIRECT FINANCE LEASES

     During 1998, the remaining direct finance leases were sold to the original lessee or to third parties. The investment in direct finance leases at December 31, 1997 consisted of the following:

                                                                1997
                                                                ----

         Minimum lease payments receivable                   $ 144,121
         Estimated unguaranteed residual values                 57,961
         Unearned lease income                                 (31,852)
                                                             ---------
                                                             $ 170,230
                                                             =========
7.   EQUIPMENT ON OPERATING LEASES, NET

     The following schedule provides an analysis of the Partnership's investment in equipment on operating leases as of December 31, 1998 and 1997:

                                                          1998           1997
                                                          ----           ----

     Office technology and communications
       equipment                                     $         -   $  2,434,870
     General equipment, at estimated liquidation
       value in 1998                                   1,567,365     18,085,571
                                                     -----------   ------------
                                                                     20,520,441
     Less:
     Accumulated depreciation                                  -    (11,966,110)
     Allowances for losses                                     -       (300,945)
                                                     -----------   ------------
                                                     $ 1,567,365   $  8,253,386
                                                     ===========   ============

     Additionally, equipment with original costs aggregating $4,945,237 (net book value of $729,481), was off-lease and being held for sale at December 31, 1997.

     As discussed above, the Partnership performs ongoing assessments of recorded equipment residual values based on actual sales of similar equipment and other evaluations of estimated future equipment values and provides for writedowns when the value of the equipment has been impaired on an other than temporary basis. Based upon managements assessments as noted above, the Partnership recorded writedowns totaling $566,670 in the 1998 Period. In the 1997 Period, the Partnership provided writedowns aggregating $1,000,000.

     a.) Minimum Future Rentals

         The following is a schedule by years of minimum future rentals on operating leases as of December 31, 1998:

              Eight Months Ending
                   August 31,                      Amount
              -------------------                  ------

                   1999                          $ 461,464

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued


7.   EQUIPMENT ON OPERATING LEASES, NET, continued

         The rentals in the table represent rentals assigned to partially repay the discounted lease rentals ($969,404). The General Partner expects to collect the remainder of the discounted lease rentals from the sale of the equipment.

     b.) Sale of Prepaid Leases

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

8.   DISCOUNTED LEASE RENTALS

     Discounted lease rentals outstanding at December 31, 1998 and 1997 were $969,404 and $1,523,570, respectively. Only one obligation remained outstanding at December 31, 1998, which carried interest at 10.83%. The non-recourse obligation of $969,404 matures September 30, 1999 (including a balloon of $570,441).

9.   CONCENTRATION OF CREDIT RISK

     Approximately 64% of the Partnership's equipment acquired since inception, based upon original cost, was leased to lessees that were investment grade lessees, or entities that were operating subsidiaries of investment grade companies. An investment grade lessee is a company with a credit rating of not less than Baa, as determined by Moody's Investor Services, Inc. or comparable credit ratings, as determined by other recognized credit rating services.

     The following table (which includes equipment accounted for as direct finance leases) describes the Partnership's equipment portfolio as of December 31, 1998 and 1997 by significant equipment type. This table excludes equipment held for sale or lease at December 31, 1997.

                                        December 31 1998        December 31 1997
           Equipment Type(1)             % of Portfolio          % of Portfolio
           -----------------            ----------------        ----------------

     Industrial (Includes Forklifts)                                 43.43%
     Manufacturing                            100%                   16.31
     Transportation                                                  11.25
     Furniture and Fixtures                                           7.50
     Communication                                                    1.57
     PCs and Workstations                                             3.98
     Mining and Construction                                          6.74
     Peripherals and Printers                                         6.31
     Medical and Research                                             2.91
                                              ---                   ------
     Total                                    100%                  100.00%
                                              ===                   ======

     (1)Includes equipment subject to direct finance leases.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued


10.  TRANSACTIONS WITH AFFILIATES

                        Acquisition and Operating Stages

     Acquisition Fee
     ---------------

     The Managing General Partner received a fee equal to (i) 2.25% of the purchase price of equipment purchased with gross offering proceeds from the sale of Units, and (ii) 3.0% of the purchase price of equipment purchased with reinvested Partnership income as compensation for evaluating, selecting, negotiating and consummating the acquisition of the equipment. There was no acquisition fee payable with respect to the equipment contributed by the Class B Limited Partner. The Managing General Partner earned $253,898 of acquisition fees attributable to the acquisition of equipment during 1996. No acquisition fees were earned during the years ended December 31, 1998 and 1997. Acquisition fees were capitalized in the cost of equipment and depreciated or amortized according to lease type.

     Management Fees to General Partners
     -----------------------------------

     The General Partners receive a quarterly fee in an amount equal to 2.0% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement, and 5.0% of gross rentals for other leases (payable 55% to the Managing General Partner and 45% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $90,097, $234,851 and $590,817 were earned by the General Partners with regard to the rentals earned by the Partnership during 1998, 1997 and 1996, respectively.

     As part of the class action settlement, beginning January 1996, all fees and distributions paid to the Administrative General Partner and all future fees and distributions paid to the Administrative General Partner have been assigned by an affiliate to an escrow account for the benefit of class members.

     Disposition Fees
     ----------------

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

     Accountable General and Administrative Expenses
     -----------------------------------------------

     The General Partners are entitled to reimbursement of certain expenses, up to $25,000 per year, paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. The Managing General Partner, billed, for administrative services, $25,000 for each of the years ended December 31, 1998, 1997 and 1996.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued


11.  RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

     The following is a reconciliation of the net income as shown in the accompanying financial statements to the taxable income reported for federal income tax purposes:


                                                                        1998               1997               1996
                                                                        ----               ----               ----

     Net income per financial statements                            $ 1,315,762        $ 2,072,522        $ 4,258,032
     Increase (decrease) resulting from:
       Depreciation                                                      92,153           (491,034)        (2,012,678)
       Direct finance leases                                            (13,422)           929,406          1,272,639
       Provisions for losses on equipment                               566,670          1,000,000            802,854
       (Loss) gain on sale of equipment                              (1,759,946)         5,859,007            259,071
       Prepaid rent                                                  (1,173,420)        (2,885,416)        (2,411,873)
       Liquidation expenses                                            (341,750)
       Other                                                            137,347            (78,167)          (155,367)
                                                                    -----------        -----------        -----------
     Taxable (loss) income per federal income tax return            $(1,176,606)       $ 6,406,318        $ 2,012,678
                                                                    ===========        ===========        ===========

     The following is a reconciliation of the amount of the Partnership's net equity as shown in the accompanying financial statements to the tax bases of the Partnership's net assets:

                                                                        1998               1997                1996
                                                                        ----               ----                ----

     Net assets per financial statements                           $  2,633,017       $  3,044,144        $ 26,186,611
     Increase (decrease) resulting from:
       Commission and expenses paid in connection
         with the sale of Class A limited partner units               8,952,640          8,952,640           8,952,640
       Distributions payable to partners                                      -         16,485,153           1,688,938
       Direct finance lease income and other                                  -            119,165           5,728,510
       Deferred rental income and deposits                                    -                153             483,904
       Writedowns                                                             -            586,599             715,956
       Accumulated depreciation                                        (541,674)        (5,029,304)        (17,688,688)
       Basis of contributed equipment                                         -                  -            (290,785)
       Prepaid rent/payables                                            139,000          6,072,331           8,531,925
                                                                   ------------       ------------        ------------
     Tax bases of net assets                                       $ 11,182,983       $ 30,230,881        $ 34,309,011
                                                                   ============       ============        ============

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value of certain financial instruments, whether or not reported in the balance sheet. Where quoted market prices are unavailable, the values are based on estimates using present value or other valuation techniques. The results are significantly affected by the assumptions used including the discount rate and estimates of future cash flows. In addition, because SFAS No. 107 excludes certain assets such as leased equipment owned by the Partnership, the aggregate fair value amounts discussed below do not purport to represent and should not be considered representative of the underlying market value of the Partnership.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued


12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The methods and assumptions used to estimate the fair value of each class of the financial instruments are described below.

     Cash equivalents and rents and other receivables. For these balances, carrying value approximates fair value due to their short-term nature.

     Discounted lease rentals. For discounted lease rentals, carrying value approximates fair value based upon the current rate offered for a note of similar maturity.

     Accounts payable and accrued expenses, payable to affiliates, and accrued interest payable. For these balances carrying value approximates fair value due to their short-term nature.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accountants or disagreements with accountants with respect to accounting or financial disclosure issues during 1998 or 1997.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The Partnership has no officers and directors. The General Partners jointly manage and control the affairs of the Partnership and have general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the General Partners is as follows:

                         CAI Equipment Leasing II Corp.
                         ------------------------------

            NAME                                       POSITIONS HELD
     --------------------                     ----------------------------------

     John F. Olmstead                         President and Director
     Anthony M. DiPaolo                       Senior Vice President and Director
     Richard H. Abernethy                     Vice President and Director
     Joe Bukofski                             Vice President and Director
     Robert A. Golden                         Director
     Mick Myers                               Director

John F. Olmstead, age 54, joined CAII as Vice President in December, 1988, is a Senior Vice President of CAI and CAII and is head of CAII's Public Equity division. He has served as Chairman of the Board for Neo-kam Industries, Inc., Matchless Metal Polish Company, Inc. and ACL, Inc. for more than 5 years. He has over 20 years of experience holding various positions of responsibility in the leasing industry. Mr. Olmstead holds a Bachelor of Science degree from Indiana University and a Juris Doctorate degree from Indiana Law School.

Anthony M. DiPaolo, age 40, joined CAII in July 1990 as Assistant Treasurer and is currently Senior Vice President-Chief Financial Officer. He also held the positions of Senior Vice President-Controller and Assistant Vice President-Credit Administration for the Company. Mr. DiPaolo has held similar senior financial management positions with two public companies between 1986 and June 1990, and prior to then was an audit manager for the public accounting firm of Coopers & Lybrand. Mr. DiPaolo holds a Bachelor of Science degree in Accounting from the University of Denver.

Richard H. Abernethy, age 45, joined CAII in April 1992 as Equipment Valuation Manager and currently serves as Vice President of Portfolio Management. Mr. Abernethy has thirteen years experience in the leasing industry, including prior positions with Barclays Leasing Inc., from November 1986 to February 1992, and Budd Leasing Corporation, from January 1981 to November 1986. Mr. Abernethy holds a Bachelor of Arts in Business Administration from the University of North Carolina at Charlotte.

Joseph F. Bukofski, age 43, joined CAII in June 1990 as a Financial Analyst. Mr. Bukofski is currently the Vice President-Pricing. Prior to joining the Marketing Department, Mr. Bukofski was Assistant Vice President and Controller. Prior to joining the Company, he was a geologist with Barringer Geoservices, Inc. for eleven years. Mr. Bukofski holds a Bachelor of Science degree in Secondary Education - Earth Science from Bloomsburg University and a Masters of Science in Accounting from the University of Colorado.

Robert A. Golden, age 53, is Vice President and the National Sales Manager of the Company. Mr. Golden joined the Company in 1993 as a Branch Manager. He was promoted to his current position in September 1994. Prior to joining the Company, he was an Executive Vice President with the U.S. Funds Group, President of BoCon Capital Group and Vice President with Ellco/GE Capital for fifteen years. Mr. Golden is an officer, but not a director, of CAII.

Mick Myers, age 41, joined CAI in February 1992 as a Senior Portfolio Manager. Currently he is Assistant Vice President of Asset Management. Mr. Myers has nine years experience in the leasing industry. Previously, he has held the position of Senior End of Lease Negotiator with ELLCO/GE Capital. Mr. Myers holds a Bachelor of Science degree from the University of Wyoming.

                       General Equipment Management, Inc.
                       ----------------------------------

            NAME                                  POSITIONS HELD
     --------------------            -------------------------------------------

     Stephen R. Dyer                 President and Director

     Carmine Fusco                   Vice President, Secretary, Treasurer, Chief
                                     Financial and Accounting Officer

     Clifford B. Wattley             Vice  President,  Assistant  Secretary  and
                                     Director

Stephen R. Dyer, age 39, is President and a Director of the Administrative General Partner. He joined PaineWebber Incorporated in June 1988 as a Divisional Vice President and is currently a Senior Vice President and Director of Private Investments. Prior to joining PaineWebber Incorporated, Mr. Dyer had been employed, since June 1987, as an Assistant Vice President in the Retail National Products Group of L.F. Rothschild & Co. Incorporated. Prior to joining L.F. Rothschild, he was employed, beginning in January 1985, as an Associate in the Real Estate Department of Thomson McKinnon Securities Inc. From July 1981 to August 1983, Mr. Dyer was on the audit staff of the accounting firm of Arthur Young & Company. He received his Bachelor of Science degree in Accounting in 1981 from Boston College and a Masters of Business Administration from Indiana University in December 1984. Mr. Dyer is a Certified Public Accountant.

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

Clifford B. Wattley, age 49, is a Vice President, Assistant Secretary and a Director of the Administrative General Partner. Mr. Wattley is a Corporate Vice President with PaineWebber Incorporated, having joined the firm in 1986. He also was employed previously by Paine, Webber, Jackson & Curtis from 1979 to 1980. From 1986 to 1992, Mr. Wattley participated in PaineWebber's Principal Transactions Group. From 1992, Mr. Wattley has been a member of the Private Investment Department. He holds a Bachelor of Science degree in engineering from Columbia University and a Masters in Business Administration from Harvard University.


Item 11.  Executive Compensation

No compensation was paid by the Partnership to the officers and directors of the General Partners. See Item 13 of this Report, "Certain Relationships and Related Transactions", which is incorporated herein by reference, for a description of the compensation and fees paid to the General Partners and their affiliates by the Partnership during 1998.


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

     CAII, an affiliate of the Managing General Partner, owns 100% of the Partnership's Class B Units.

     The names and addresses of the General Partners and the Class B Limited Partner are as follows:

     Managing General Partner:

     CAI Equipment Leasing II Corp.
     7175 W. Jefferson Avenue, Suite 4000
     Lakewood, CO 80235

     Administrative General Partner:

     General Equipment Management, Inc.
     1200 Harbor Boulevard, 5th Floor
     Weehawken, NJ 07087

     Class B Limited Partner:

     Capital Associates International, Inc.
     7175 W. Jefferson Avenue, Suite 4000
     Lakewood, CO 80235

(b)  No   directors   or  officers  of  the  Managing   General   Partner,   the
     Administrative General Partner or the Class B Limited Partner owned any Units as of March 1, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management, continued


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

Following is a summary of the amounts paid or payable to the General Partners and their affiliates during 1998.

                        Acquisition and Operating Stages

Acquisition of Equipment
------------------------

The Partnership did not acquire any equipment from CAII during 1998. The Partnership ceased committing funds for reinvestment as of March 31, 1996. There were no acquisition fees earned by the Managing General Partner during the year ended December 31, 1998.

Management Fees
---------------

The General Partners receive a quarterly fee in an amount equal to 2.0% of gross rentals for Full Payout Leases as defined and 5.0% of gross rentals for other leases (payable 55% to the Managing General Partner and 45% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $90,097 were earned by the General Partners with regard to the rentals earned by the Partnership during 1998.

As part of the class action settlement, beginning January 1996, all fees and distributions paid to the Administrative General Partner and all future fees and distributions paid to the Administrative General Partner have been assigned by an affiliate to an escrow account for the benefit of class members.

Disposition Fees
----------------

At December 31, 1996, the Partnership reversed previously accrued subordinated disposition fees of $422,828 recorded in prior years because the Managing General Partner concluded that it is no longer probable that these subordinated disposition fees would be paid.

Accountable General and Administrative Expenses
-----------------------------------------------

The Managing General Partner is entitled to reimbursement of certain expenses, up to $25,000 per year, paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. The Managing General Partner billed $25,000 for administrative services during 1998.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) and (d)  The following documents are filed as part of this Report:

             1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

(b) The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1998.

(c)  Exhibits required to be filed.

         EXHIBIT NO.                        DESCRIPTION

            4.1 Amended and Restated Agreement of Limited Partnership of PaineWebber Preferred Yield Fund, L.P. dated June 22, 1990. Filed a Exhibit 4.1 to the
                         Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.(1,2)

            4.2 Amendment No. 7 to the Amended and Restated Agreement of Limited Partnership of PaineWebber Preferred Yield Fund, L.P., dated February 7, 1991. Filed as Exhibit
                         4.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.*

            4.3 Amendment No. 8 to the Amended and Restated Agreement of Limited Partnership of PaineWebber Preferred Yield Fund L.P., dated August 31, 1992. Filed as Exhibit 4(d) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.*

            4.4 Amendment No. 11 to the Amended and Restated Agreement of Limited Partnership of PaineWebber Preferred Yield Fund, L.P., dated April 30, 1993. Filed as Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.*

            10. Net Worth Maintenance Agreement, dated March 1, 1990, by and among Capital Associates, Inc., CAI Equipment Leasing II Corp. and the Registrant. Filed as Exhibit 10(c) to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Commission File No. 33-33025) on March 16, 1990.*

            11 Partnership's policy regarding requests for partner lists.

            27           Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf, thereunto duly authorized.

Date:  April 15, 1999           PaineWebber Preferred Yield Fund, L.P.
                                By:  General Equipment Management, Inc.
                                     Administrative General Partner

                                By:  /s/Stephen R. Dyer
                                     -------------------------------------------
                                     Stephen R. Dyer
                                     President and Director

                                By:  General Equipment Management, Inc.
                                     Administrative General Partner

                                By:  /s/Carmine Fusco
                                     -------------------------------------------
                                     Carmine Fusco
                                     Vice President, Secretary, Treasurer, Chief
                                     Financial and Accounting Officer

                                By:  CAI Equipment Leasing II Corp.
                                     Managing General Partner

                                By:  /s/John F. Olmstead
                                     -------------------------------------------
                                     John F. Olmstead
                                     President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 15, 1999.

Signature                                 Title

/s/John F. Olmstead              President and Director of CAI Equipment Leasing
----------------------------     II Corp.
John F. Olmstead

/s/Anthony M. DiPaolo            Senior Vice President , Assistant Secretary and
----------------------------     Director of CAI Equipment Leasing II Corp.
Anthony M. DiPaolo

/s/Richard H. Abernethy          Vice  President  and Director of CAI  Equipment
----------------------------     Leasing II Corp.
Richard H. Abernethy


/s/Stephen R. Dyer               President  and  Director  of General  Equipment
----------------------------     Management, Inc.
Stephen R. Dyer

/s/Carmine Fusco                 Vice  President,  Secretary,  Treasurer,  Chief
----------------------------     Financial and Financial and Accounting Officer
Carmine Fusco

/s/Clifford B. Wattley           Vice  P resident,  Assistant   Secretary,   and
----------------------------     Director of General Equipment Management, Inc.
Clifford B. Wattley