Form 10-Q
period 1999-03-31
PAINEWEBBER PREFERRED YIELD FUND L P
filed 1999-05-17
CIK 859176

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549



(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

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

                        Exhibit Index Appears on Page 11

                               Page 1 of 12 Pages

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                          QUARTER ENDED MARCH 31, 1999

                                Table of Contents

                                                                            Page
                                                                            ----

Part I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements (unaudited)

                   Statement of Net Assets in Liquidation as of
                   March 31, 1999 and December 31, 1998                       3

                   Statement of Changes in Net Assets in Liquidation
                   for the Three Months March 31, 1999                        4

                   Notes to Financial Statements                             5-6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       7-9

          Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risk                                                9

Part II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                          10

                   Exhibit Index                                             11

                   Signature                                                 12

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                  STATEMENT OF NET ASSETS IN LIQUIDATION AS OF

                                     ASSETS

                                                          March 31, December 31,
                                                            1999        1998
                                                         ---------- ------------
                                                         (Unaudited)

Cash and cash equivalents                                $3,286,123   $3,198,407
Rents and other receivables, net                            125,798      163,529
Equipment on operating leases, at liquidation value       1,419,720    1,567,365
                                                         ----------   ----------

     Total Assets                                        $4,831,641   $4,929,301
                                                         ==========   ==========

                           LIABILITIES AND NET ASSETS

LIABILITIES:
     Accounts payable and accrued liabilities               960,482      731,971
     Accrued liquidation expenses                           291,595      341,750
     Payables to affiliates                                 113,648      246,884
     Accrued interest payable                                 6,275        6,275
     Discounted lease rentals                               821,273      969,404
                                                         ----------   ----------

         Total Liabilities                                2,193,273    2,296,284
                                                         ----------   ----------

NET ASSETS:                                               2,638,368    2,633,017
                                                         ----------   ----------

         Total Liabilities and Net Assets                $4,831,641   $4,929,301
                                                         ==========   ==========



















   The accompanying notes are an integral part of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

Net assets in liquidation at December 31, 1998                        $2,633,017

Income from liquidating activities
     Interest income                                                      30,735
     Other income                                                            214
                                                                      ----------
                                                                          30,949

Expenses from liquidating activities
     Interest                                                             24,918
     General and administrative                                              680
                                                                      ----------
                                                                          25,598

Increase in net assets in liquidation                                      5,351

Net assets in liquidation at March 31, 1999                           $2,638,368
                                                                      ==========

Net assets in liquidation, per weighted average unit (142,128)        $    18.56
                                                                      ==========

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                          NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     As a result of the sale of substantially all of the Partnership's assets, the General Partners approved a plan of liquidation in 1998 and commenced liquidation as of December 31, 1998. Accordingly, the Partnership changed its basis of accounting from the going-concern basis to the liquidation basis effective December 31, 1998. The liquidation basis of accounting presents assets at the amounts expected to be realized in liquidation and liabilities at amounts expected to be paid to creditors. Adjustments for changes in estimated liquidating values are recognized currently. Accordingly, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a presentation of complete financial statements as required by generally accepted accounting principles for annual financial statements. The accompanying financial statements are unaudited, but in the opinion of the General Partners, all adjustments to assets and liabilities considered necessary for the presentation of amounts at net realizable or estimated values have been included. These values are based upon management's best estimates of their liquidation value at March 31, 1999. Such values could differ substantially from amounts ultimately realized in the future as the Partnership completes its plan of liquidation. The Managing General Partner is exploring opportunities for the sale of the remaining equipment during 1999. The Partnership gives no assurance that final liquidation will occur in 1999. However, liquidation expenses have been accrued based on the expectation that liquidation will occur in 1999. The statement of net assets in liquidation at December 31, 1998, was derived from the audited financial statements included in the Partnership's Annual Report on Form 10-K. For further information, including the estimated liquidating values assigned by the Partnership, refer to the financial statements of PaineWebber Preferred Yield Fund, L.P. (the "Partnership"), and the related notes, included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, previously filed with the Securities and Exchange Commission.

     Equipment on operating leases, at liquidation value, represents the remaining equipment in the Partnership. In accordance with the liquidation basis of accounting, the asset is being reduced monthly by the amount of the rental proceeds and no further depreciation is being recorded.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Statement 133 is effective for fiscal years beginning after June 15, 1999, with earlier application permitted. The Partnership adopted Statement 133 in the first quarter of 1999. The General Partner does not expect the adoption to have an impact on its financial reporting.

2.   TRANSACTIONS WITH AFFILIATES

     Management Fees to General Partners

     The General Partners receive a quarterly fee in an amount equal to 2.0% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement, and 5.0% of gross rentals for other leases (payable 55% to the Managing General Partner and 45% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. At March 31, 1999, management fees of $106,813 are included in payables to affiliates.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                          NOTES TO FINANCIAL STATEMENTS

2.   TRANSACTIONS WITH AFFILIATES, continued

     Accountable General and Administrative Expenses

     The General Partners are entitled to reimbursement of certain expenses incurred on behalf of the Partnership. In accordance with the plan of liquidation effective December 31, 1998, the Partnership recorded accrued liquidation expenses which included future estimated general and administrative expenses reimbursable to the Managing General Partner. During the three months ended March 31, 1999, the Partnership paid accrued liquidation expenses in the amount of $20,830 for general and administrative expenses incurred by the Managing General Partner on behalf of the Partnership. As of March 31, 1999, $4,378 of the expenses had not been reimbursed to the Managing General Partner, and are included in payables to affiliates.

3.   CASH AND CASH EQUIVALENTS

     The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term highly liquid investments. These investments are recorded at cost which approximates fair market value. For purposes of the statement of net assets in liquidation, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

4.   NON-RECOURSE DISCOUNTING OF RENTALS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   RESULTS OF OPERATIONS

     The following discussions should be read in conjunction with the audited financial statements of the Partnership and the Notes thereto. This report contains, in addition to historical information, forward- looking statements that include risks and other uncertainties. The Partnership's actual results may differ materially from those anticipated in these forward-looking statements. Factors that might cause such a difference include those discussed below, as well as general economic and business conditions, competition and other factors discussed elsewhere in this report. The Partnership undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

     The Partnership has adopted a plan of liquidation effective December 31, 1998, and accordingly, is using the liquidation basis of accounting. The remaining equipment under operating lease is stated at the amount expected to be realized in liquidation. No further depreciation will be recorded by the Partnership in accordance with the liquidation basis of accounting.

     Under the terms of the triple net lease, substantially all of the expenses related to the ownership and operation of the equipment are paid for by the lessee. The remaining equipment under operating lease was financed with non-recourse debt, therefore rents are remitted by the lessee directly to the lender. Rental proceeds are applied against the carrying value of equipment under lease and the loan is reduced by the amount of the rental proceeds. Interest expense incurred on the loan is recorded monthly.

     The Partnership's income from liquidating activities during the quarter ended March 31, 1999 was generated from interest income from temporary investments.

     Interest expense incurred during the three months ended March 31, 1999 is comprised of interest expense incurred in connection with the discounting of the remaining lease with an unaffiliated lender. Interest expense associated with the remaining discounted lease rental is decreasing as principle is repaid.

     General and administrative expenses for the three months ended March 31, 1999 consisted primarily of state tax fees.

     The Partnership performs ongoing assessments of the likelihood of lessee defaults on existing leases and the effect that any such defaults may have on the estimation of the values of the Partnership's recorded accounts receivable and equipment. The nature of the Partnership's leasing activities is such that it has credit and residual value exposure and accordingly will incur losses from those exposures in the ordinary course of business. The Partnership performs quarterly assessments of the estimated amount to be realized in liquidation for the equipment under lease to identify any required reductions in estimated realizable value.

     No adjustments to the estimated realizable value of the equipment remaining in the Partnership were deemed necessary for the three months ended March 31, 1999.

     Cash and cash equivalents and the associated accounts payable and accrued liabilities have increased for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 primarily due to rental payments received for equipment subsequent to the date of sale to a third party. The Partnership remits these amounts to the new owners on a monthly basis. Included in accounts payable and accrued liabilities at March 31, 1999 are approximately $300,000 of rents payable to third parties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

II.  LIQUIDITY AND CAPITAL RESOURCES

     Rent and other receivables, net of the allowance for doubtful accounts, decreased $37,731 from $163,529 at December 31, 1998 to $125,798 at March 31, 1999 primarily due to the collection of amounts related to property taxes from the lessee.

     Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. As of March 31, 1999, the Partnership has sold all but one piece of equipment under operating lease. A final distribution will be made after receipt of proceeds for the equipment that remains on lease. The calculation of such distribution will be net of the estimated amount necessary to settle current obligations and estimated contingent liabilities, if any, incidental to the liquidation.

     YEAR 2000 ISSUES

     An affiliate provides accounting and other administrative services, including data processing services to the Partnership. The affiliate has conducted a comprehensive review of its computer systems to identify systems that could be affected by the Year 2000 issue. The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. Certain computer programs which have time-sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations. Certain of the affiliate's software has already been upgraded to correctly account for the Year 2000 issue. The affiliate is implementing additional upgrades whereby the affiliate's primary lease tracking and accounting software will account for the Year 2000 correctly. The affiliate expects that the new upgrades will be fully operational by December 31, 1999, and therefore will be fully Year 2000 compliant. The affiliate does not expect any other changes required for the Year 2000 to have a material effect on its financial position or results of operations. As such, the affiliate has not developed any specific contingency plans in the event it fails to complete the upgrades by December 31, 1999. However, should the affiliate be unsuccessful in completing the necessary upgrades by December 31, 1999, the affiliate does not expect there will be a material adverse effect on the Partnership's financial position or results of operations. There could be a negative impact on the Partnership's ability to realize expected cash flows from leased equipment on a timely basis. While it is expected that the Partnership's ability to ultimately realize all expected cash flows will not be impacted, delays in collecting cash flows would have a negative impact on the timing of distributions to partners. The affiliate does not expect any Year 2000 issues relating to its customers and vendors to have a material effect on its financial position or results of operations, or on its ability to provide services to the Partnership.

     New Accounting Pronouncements
     -----------------------------

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Statement 133 is effective for fiscal years beginning after June 15, 1999, with earlier application permitted. The Partnership adopted Statement 133 in the first quarter of 1999. The General Partner does not expect the adoption to have an impact on its financial reporting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

II.  LIQUIDITY AND CAPITAL RESOURCES, continued

     "Safe Harbor" Statement Under the Private Securities  Litigation Reform Act
     ---------------------------------------------------------------------------
     of 1995
     -------

     The statements contained in this report which are not historical facts may be deemed to contain forward- looking statements with respect to events, the occurrence of which involve risks and uncertainties, and are subject to factors that could cause actual future results to differ both adversely and materially from currently anticipated results, including, without limitation, the realizability of recorded estimates and the ultimate outcome of any contract disputes. Certain specific risks associated with particular aspects of the Partnership's business are discussed under Results of Operations in this report and under Results of Operations in the 1998 Form 10-K when and where applicable.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Partnership adopted the liquidation basis of accounting as of December 31, 1998 and all assets and liabilities were stated at anticipated liquidation value. Consequently the Partnership has no market risk exposure.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                           Part II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

(b) The Partnership did not file any reports on Form 8-K during the three months ended March 31, 1999.

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

                            PaineWebber Preferred Yield Fund, L.P. (Registrant)

                            By:  CAI Equipment Leasing II Corporation
                                 A General Partner

Date:  May 17, 1999         By:  /s/Anthony M. DiPaolo
                                 ------------------------------------------
                                 Anthony M. DiPaolo
                                 Senior Vice President, Treasurer and Chief
                                 Administrative Officer