Form 10-Q
period 1999-06-30
PAINEWEBBER PREFERRED YIELD FUND L P
filed 1999-08-16
CIK 859176

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549



(Mark One)



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

        Registrant's telephone number, including area code (303) 980-1000
                                                           --------------

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

                        Exhibit Index Appears on Page 10

                               Page 1 of 11 Pages

                     PaineWebber Preferred Yield Fund, L.P.
                      Quarterly Report on Form 10-Q for the
                           Quarter Ended June 30, 1999

                                Table of Contents

                                                                            Page
                                                                            ----

Part I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements (unaudited)

                   Statement of Net Assets in Liquidation as of
                   June 30, 1999 and December 31, 1998                       3

                   Statement of Changes in Net Assets in Liquidation
                   for the Six Months Ended June 30, 1999                    4

                   Notes to Financial Statements                            5-6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      7-8


          Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risk                                               8


Part II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                          9

                   Exhibit Index                                            10

                   Signature                                                11

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                  STATEMENT OF NET ASSETS IN LIQUIDATION AS OF

                                     ASSETS

                                                          June 30,  December 31,
                                                            1999        1998
                                                        ----------- ------------
                                                        (Unaudited)

Cash and cash equivalents                                $3,946,894   $3,198,407
Rents and other receivables, net                            113,446      163,529
Equipment on operating leases, at liquidation value               -    1,567,365
                                                         ----------   ----------

     Total Assets                                        $4,060,340   $4,929,301
                                                         ==========   ==========

                           LIABILITIES AND NET ASSETS

LIABILITIES:
     Accounts payable and accrued liabilities            $  627,799   $  731,971
     Accrued liquidation expenses                           283,456      341,750
     Payables to affiliates                                 122,895      246,884
     Accrued interest payable                                     -        6,275
     Discounted lease rentals                                     -      969,404
                                                         ----------   ----------

         Total Liabilities                                1,034,150    2,296,284
                                                         ----------   ----------

NET ASSETS:                                               3,026,190    2,633,017
                                                         ----------   ----------

         Total Liabilities and Net Assets                $4,060,340   $4,929,301
                                                         ==========   ==========



















   The accompanying notes are an integral part of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999


                                                       March 31,    December 31,
                                                         1999           1998
                                                      ----------    ------------

Net assets in liquidation                             $2,638,368      $2,633,017

Income from liquidating activities:
     Interest income                                      31,999          62,734
     Gain on sale of equipment                            96,933          96,933
     Other income                                        276,183         276,397
                                                      ----------      ----------
                                                         405,115         436,064
Expenses from liquidating activities:
     Interest                                             14,596          39,514
     General and administrative                            2,697           3,377
                                                      ----------      ----------
                                                          17,293          42,891

Increase in net assets in liquidation                    387,822         393,173
                                                      ----------      ----------

Net assets in liquidation                             $3,026,190      $3,026,190
                                                      ==========      ==========

Net assets in liquidation, allocated to
  Class A limited partners                                            $2,495,699

Net assets in liquidation, per weighted
  average Class A unit (142,128)                                      $    17.56
                                                                      ==========

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                          NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     As a result of the sale of substantially all of the Partnership's assets, the General Partners approved a plan of liquidation in 1998 and commenced liquidation as of December 31, 1998. Accordingly, the Partnership changed its basis of accounting from the going-concern basis to the liquidation basis effective December 31, 1998. The liquidation basis of accounting presents assets at the amounts expected to be realized in liquidation and liabilities at amounts expected to be paid to creditors. Adjustments for changes in estimated liquidating values are recognized currently. The accompanying unaudited financial statements do not include all of the information and footnotes necessary for a presentation of complete financial statements as required by generally accepted accounting principles for annual financial statements. The accompanying financial statements are unaudited, but in the opinion of the General Partners, all adjustments to assets and liabilities considered necessary for the presentation of amounts at net realizable or estimated liquidating values have been included. These values are based upon management's best estimates of their liquidation value at June 30, 1999. Such values could differ substantially from amounts ultimately realized in the future as the Partnership completes its plan of liquidation. The Managing General Partner has sold the remaining equipment effective June 30, 1999, therefore dissolution will occur in the third quarter 1999. Liquidation expenses were accrued in December 1998 based on the expectation that liquidation would occur in 1999. In the third quarter of 1999, after the establishment of a reserve for current and contingent liabilities, the General Partner will allocate remaining cash plus accounts receivable for distribution according to the liquidation provision of the Partnership Agreement. The statement of net assets in liquidation at December 31, 1998, was derived from the audited financial statements included in the Partnership's Annual Report on Form 10-K. For further information, including the estimated liquidating values assigned by the Partnership and significant accounting policies, refer to the financial statements of PaineWebber Preferred Yield Fund, L.P. (the "Partnership"), and the related notes, included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, previously filed with the Securities and Exchange Commission.

2.   TRANSACTIONS WITH AFFILIATES

     Management Fees to General Partners
     -----------------------------------

     The General Partners receive a quarterly fee in an amount equal to 2.0% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement, and 5.0% of gross rentals for other leases (payable 55% to the Managing General Partner and 45% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. At June 30, 1999, management fees of $106,813 are included in payables to affiliates.

     Accountable General and Administrative Expenses
     -----------------------------------------------

     The General Partners are entitled to reimbursement of certain expenses incurred on behalf of the Partnership. In accordance with the plan of liquidation effective December 31, 1998, the Partnership recorded accrued liquidation expenses which included future estimated general and administrative expenses reimbursable to the Managing General Partner. During the six months ended June 30, 1999, the Partnership paid accrued liquidation expenses in the amount of $20,830 for general and administrative expenses incurred by the Managing General Partner on behalf of the Partnership. As of June 30, 1999, $16,082 of general and administrative expenses had not been reimbursed to the Managing General Partner, and are included in payables to affiliates.

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

4.   NON-RECOURSE DISCOUNTING OF RENTALS

     The Partnership assigned the rentals from certain leases to financial institutions at fixed interest rates on a non-recourse basis. In return for such future lease payments, the Partnership received the discounted value of the rental payments in cash. The notes were collateralized by the lease, the related lease payments and the underlying equipment. Cash proceeds from such financings were recorded on the balance sheet as discounted lease rental liability. As lessees made payments to the financial institutions, interest expense was recorded and the outstanding balance of discounted lease rentals was reduced. The discounted lease rental liability was fully satisfied, effective June 30, 1999, due to the sale of all remaining equipment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

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

     The Partnership adopted a plan of liquidation effective December 31, 1998, and accordingly, is using the liquidation basis of accounting. The remaining equipment under operating lease was sold in the second quarter of 1999. A gain of $96,933 was realized on the sale. A portion of the proceeds from the sale were used to satisfy the remaining balance of the discounted lease rental since the lease was financed with non-recourse debt. Interest expense incurred on the loan had been recorded monthly. The balance of the proceeds were included in the calculation of cash available for the final liquidating distribution.

     The Partnership's income from liquidating activities during the quarter ended June 30, 1999 was realized from a reclassification to income of a liability account for non-lease related cash received in prior periods, and from interest income from cash equivalents.

     Interest expense for the six months ended June 30, 1999 is comprised of interest expense incurred in connection with the discounting of the remaining lease with an unaffiliated lender. Interest expense associated with the remaining discounted lease rental decreased as principle was repaid. As discussed above in the second paragraph, the balance of the discounted lease rental was repaid to the lender as part of the sale of the Partnership's remaining equipment.

     General and administrative expenses for the six months ended June 30, 1999 consisted primarily of state tax fees.

     Cash and cash equivalents have increased for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 primarily due to proceeds of $674,509 received for the sale of the Partnership's remaining equipment, over and above the associated discounted lease rental pay-off obligation. In addition, the Partnership received rental payments for equipment subsequent to the date of sale to a third party. The Partnership remits these amounts to the new owners on a monthly basis. Included in accounts payable and accrued liabilities at June 30, 1999 are approximately $272,000 of rents payable to the new owners.

II.  LIQUIDITY AND CAPITAL RESOURCES

     Rent and other receivables, net of the allowance for doubtful accounts, decreased $50,083 from $163,529 at December 31, 1998 to $113,446 at June 30, 1999 primarily due to the collection of amounts related to property taxes from the lessee.

tem 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------


II.  LIQUIDITY AND CAPITAL RESOURCES

     Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. A final distribution will be declared and recorded by the Partnership for the quarter ended September 30, 1999. The General Partner anticipates that the cash and accounts receivable balance remaining after the final distribution will be sufficient to satisfy the Partnership's remaining liabilities. All anticipated liquidation expenses were accrued at December 31, 1998. In estimating the amount of such liquidation expenses, the General Partner considered the current as well as contingent liabilities incidental to the liquidation of the Partnership. Excess cash, if any, remaining after settlement of liabilities, will be distributed to the partners after three years in accordance with the allocation provision of the Partnership Agreement.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

     The Partnership adopted the liquidation basis of accounting as of December 31, 1998 and all assets and liabilities were stated at anticipated liquidation value. Consequently the Partnership has no market risk exposure.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

                           Part II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

(b) The Partnership did not file any reports on Form 8-K during the three months ended June 30, 1999.

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


                             PaineWebber Preferred Yield Fund, L.P. (Registrant)

                             By:  CAI Equipment Leasing II Corporation
                                            A General Partner

Date:  August 16, 1999       By:  /s/Anthony M. DiPaolo
                                   -------------------------------------------
                                   Anthony M. DiPaolo
                                   Senior Vice President, Treasurer and Chief
                                   Administrative Officer