Form 10-Q
period 1999-09-30
PAINEWEBBER PREFERRED YIELD FUND L P
filed 1999-11-22
CIK 859176

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549



(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________to_____________________

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

                        Exhibit Index Appears on Page 10

                               Page 1 of 11 Pages

                    PaineWebber Preferred Yield Fund, L.P.
                     Quarterly Report on Form 10-Q for the
                       Quarter Ended September 30, 1999

                               Table of Contents

                                                                                 Page
                                                                                 ----

Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (unaudited)

                  Statement of Net Assets in Liquidation as of
                  September 30, 1999 and December 31, 1998                          3

                  Statement of Changes in Net Assets in Liquidation
                  for the Three and Nine Months Ended September 30, 1999            4

                  Notes to Financial Statements                                   5-6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                       7-8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk        8

Part II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K  9

                  Exhibit Index                                                    10

                  Signature                                                        11

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.
                  STATEMENT OF NET ASSETS IN LIQUIDATION AS OF

                                     ASSETS

                                                       September 30,   December 31,
                                                            1999           1998
                                                       --------------  ------------
                                                        (Unaudited)

Cash and cash equivalents                                 $1,195,881     $3,198,407
Rents and other receivables, net                             105,978        163,529
Receivable from related party                                139,999              -
Equipment on operating leases, at liquidation value                -      1,567,365
                                                          ----------     ----------

  Total Assets                                            $1,441,858     $4,929,301
                                                          ==========     ==========

                           LIABILITIES AND NET ASSETS

LIABILITIES:
  Accounts payable and accrued liabilities                $1,020,176     $  731,971
  Accrued liquidation expenses                               188,404        341,750
  Payables to affiliates                                     139,897        246,884
  Accrued interest payable                                         -          6,275
  Discounted lease rentals                                         -        969,404
                                                          ----------     ----------

     Total Liabilities                                     1,348,477      2,296,284
                                                          ----------     ----------

NET ASSETS:                                                   93,381      2,633,017
                                                          ----------     ----------

     Total Liabilities and Net Assets                     $1,441,858     $4,929,301
                                                          ==========     ==========










  The accompanying notes are an integral part of these financial statements.

                    PAINEWEBBER PREFERRED YIELD FUND, L.P.

               STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999


                                                                Three months ended,    Nine months ended
                                                                   September 30,         September 30,
                                                                       1999                  1999
                                                                -------------------    -----------------

Net assets in liquidation                                                $3,026,190           $2,633,017

Income from liquidating activities:
  Interest income                                                            21,015               83,747
  Gain on sale of equipment                                                       -               96,933
  Other income                                                                    -              276,397
                                                                         ----------           ----------
                                                                             21,015              457,079
Expenses from liquidating activities:
  Interest                                                                        -               39,514
  General and administrative                                                      -                3,377
                                                                         ----------           ----------
                                                                                  -               42,891

Distributions to General and Limited Partners                             2,953,824            2,953,824
                                                                         ----------           ----------
(Decrease) in net assets in liquidation                                  (2,932,809)          (2,539,636)
                                                                         ----------           ----------
Net assets in liquidation                                                $   93,381           $   93,381
                                                                         ==========           ==========
Net assets in liquidation, allocated to Class A limited partners                              $   93,381

Net assets in liquidation, per weighted average Class A unit (142,128)                        $     0.66
                                                                                              ==========

                    PAINEWEBBER PREFERRED YIELD FUND, L.P.

                         NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

   As a result of the sale of substantially all of the Partnership's assets, the General Partners approved a plan of liquidation in 1998 and commenced liquidation as of December 31, 1998. Accordingly, the Partnership changed its basis of accounting from the going-concern basis to the liquidation basis effective December 31, 1998. The liquidation basis of accounting presents assets at the amounts expected to be realized in liquidation and liabilities at amounts expected to be paid to creditors. Adjustments for changes in estimated liquidating values are recognized currently. The accompanying unaudited financial statements do not include all of the information and footnotes necessary for a presentation of complete financial statements as required by generally accepted accounting principles for annual financial statements. The accompanying financial statements are unaudited, but in the opinion of the General Partners, all adjustments to assets and liabilities considered necessary for the presentation of amounts at net realizable or estimated liquidating values have been included. These values are based upon management's best estimates of their liquidation value at September 30, 1999. Such values could differ substantially from amounts ultimately realized in the future as the Partnership completes its plan of liquidation. The Managing General Partner has sold the remaining equipment effective June 30, 1999. Liquidation expenses were accrued in December 1998 based on the expectation that liquidation occurred in 1999. In the third quarter of 1999, after the establishment of a reserve for current and contingent liabilities, the General Partner allocated remaining cash plus accounts receivable for distribution according to the liquidation provision of the Partnership Agreement. The statement of net assets in liquidation at December 31, 1998, was derived from the audited financial statements included in the Partnership's Annual Report on Form 10-K. For further information, including the estimated liquidating values assigned by the Partnership and significant accounting policies, refer to the financial statements of PaineWebber Preferred Yield Fund, L.P. (the "Partnership"), and the related notes, included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, previously filed with the Securities and Exchange Commission.

2. TRANSACTIONS WITH AFFILIATES

   Management Fees to General Partners

   The General Partners receive a quarterly fee in an amount equal to 2.0% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement, and 5.0% of gross rentals for other leases (payable 55% to the Managing General Partner and 45% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. At September 30, 1999, management fees of $95,956 are included in payables to affiliates.

   Accountable General and Administrative Expenses

   The General Partners are entitled to reimbursement of certain expenses incurred on behalf of the Partnership. In accordance with the plan of liquidation effective December 31, 1998, the Partnership recorded accrued liquidation expenses which included future estimated general and administrative expenses reimbursable to the Managing General Partner. During the nine months ended September 30, 1999, the Partnership paid accrued liquidation expenses in the amount of $25,000 for general and administrative expenses incurred by the Managing General Partner on behalf of the Partnership. As of September 30, 1999, $43,941 of general and administrative expenses had not been reimbursed to the Managing General Partner, and are included in payables to affiliates.

                    PAINEWEBBER PREFERRED YIELD FUND, L.P.

                         NOTES TO FINANCIAL STATEMENTS


   Receivable from Related Party

   The General Partner collects rental payments from lesses who remit directly to the General Partner for equipment subsequent to the date of sale to a third party. The rental payments are then transferred to the Partnership, eliminating the receivable from related party balance. At the end of September 1999, $139,999 in rents were transferred to the Partnership subsequent to the end of the quarter. These rents are included in Accounts Payable and Accrued Liabilities at September 30, 1999 of approximately $481,000 of rents payable to the buyers of the equipment.

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

    The Partnership adopted a plan of liquidation effective December 31, 1998, and accordingly, is using the liquidation basis of accounting. The remaining equipment under operating lease was sold in the second quarter of 1999. A gain of $96,933 was realized on the sale. A portion of the proceeds from the sale were used to satisfy the remaining balance of the discounted lease rental since the lease was financed with non-recourse debt. Interest expense incurred on the loan has been recorded monthly. The balance of the proceeds were included in the calculation of cash available for the the final liquidating distribution.

    The Partnership's income from liquidating activities during the nine months ended September 30, 1999 was realized from write-off of a contingent liabilty and interest income from cash equivalents.

    Interest expense for the nine months ended September 30, 1999 is comprised of interest expense incurred in connection with the discounting of the remaining lease with an unaffiliated lender. As discussed above in the second paragraph, the balance of the discounted lease rental was repaid to the lender as part of the sale of the Partnership's remaining equipment.

    General and administrative expenses for the nine months ended September 30, 1999 consisted primarily of state tax fees.

    The Partnership received rental payments for equipment subsequent to the date of sale to a third party. The Partnership remits these amounts to the new owners on a monthly basis. Included in accounts payable and accrued liabilities at September 30, 1999 are approximately $481,000 of rents payable to the new owners.

II. LIQUIDITY AND CAPITAL RESOURCES

    Rent and other receivables, net of the allowance for doubtful accounts, decreased $57,551 from $163,529 at December 31, 1998 to $105,978 at
    September 30, 1999 primarily due to the collection of amounts related to property taxes from the lessee.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

II. LIQUIDITY AND CAPITAL RESOURCES

    Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. A final distribution was declared and recorded by the Partnership for the quarter ended September 30, 1999. The General Partner anticipates that the cash and accounts receivable balance remaining after the final distribution will be sufficient to satisfy the Partnership's remaining liabilities. All anticipated liquidation expenses were accrued at December 31, 1998. In estimating the amount of such liquidation expenses, the General Partner considered the current as well as contingent liabilities incidental to the liquidation of the Partnership. Excess cash, if any, remaining after settlement of liabilities, will be distributed to the partners after three years in accordance with the allocation provision of the Partnership Agreement.

    "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995

    The statements contained in this report which are not historical facts may be deemed to contain forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties, and are subject to factors that could cause actual future results to differ both adversely and materially from currently anticipated results, including, without limitation, the realizability of recorded estimates and the ultimate outcome of any contract disputes. Certain specific risks associated with particular aspects of the Partnership's business are discussed under Results of Operations in this report and under Results of Operations in the 1998 Form 10-K when and where applicable.

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

                    PAINEWEBBER PREFERRED YIELD FUND, L.P.

                          Part II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

(b) The Partnership did not file any reports on Form 8-K during the three months ended September 30, 1999.

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

                           PaineWebber Preferred Yield Fund, L.P. (Registrant)

                           By:  CAI Equipment Leasing II Corporation
                                A General Partner

Date: November 22, 1999    By:  /s/Dana T. Martin
                                ---------------------------------------------
                                Dana T. Martin
                                Assistant Vice President, Principal Financial
                                Officer and Chief Administrative Officer