Form 10-K405
period 1999-12-31
PAINEWEBBER PREFERRED YIELD FUND L P
filed 2000-04-14
CIK 859176

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1999
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________________to _________________

                        Commission file number 0-19166

                    PaineWebber Preferred Yield Fund, L.P.
                    --------------------------------------
            (Exact name of registrant as specified in its charter)

       Delaware                                           84-1130506
       --------                                           ----------
(State of organization)                     (I.R.S. Employer Identification No.)

7175 West Jefferson Avenue, Suite 4000
       Lakewood, Colorado                                     80235
--------------------------------------                        -----
 (Address of principal executive offices)                    Zip Code


       Registrant's telephone number, including area code (303) 980-1000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Units of Class A Limited Partner Interest  (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: Not applicable.

                       Exhibit Index Appears on Page 30

                    PaineWebber Preferred Yield Fund, L.P.
                      Annual Report on Form 10-K for the
                     Fiscal Period Ended December 31, 1999

                               Table of Contents

                                                                                   Page
                                                                                   ----

Part I

Item 1      Business                                                                 3
Item 2      Properties                                                               4
Item 3      Legal Proceedings                                                        4
Item 4      Submission of Matters to a Vote of Security Holders                      4

Part II

Item 5      Market for Registrant's Common Equity and Related Stockholder Matters    4
Item 6      Selected Financial Data                                                  5
Item 7      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                6
Item 8      Financial Statements                                                    F-1
Item 9      Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                                    26

Part III

Item 10     Directors and Executive Officers of the Registrant                      26
Item 11     Executive Compensation                                                  28
Item 12     Security Ownership of Certain Beneficial Owners and Management          28
Item 13     Certain Relationships and Related Transactions                          29

Part IV

Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K         30

                                    PART I

Item 1.  Business

General

  PaineWebber Preferred Yield Fund, L.P. (the "Partnership" or the "Registrant") is a limited partnership organized under the laws of the State of Delaware on December 18, 1989 and commenced operations on June 22, 1990. The general partners of the Partnership are CAI Equipment Leasing II Corp., the Managing General Partner, a Colorado corporation wholly-owned by Capital Associates, Inc. ("CAI"), and General Equipment Management, Inc., the Administrative General Partner, a Delaware corporation wholly-owned by PaineWebber Group Inc. (The Managing General Partner and the Administrative General Partner are sometimes hereinafter collectively referred to as the "General Partners".)

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

  The Partnership is required to dissolve and distribute all of its assets not later than December 31, 2005. The general partners approved a plan of liquidation in 1998 and the Partnership commenced liquidation as of December 31, 1998. As a result, the Partnership has changed its basis of accounting for periods subsequent to December 31, 1998 from the going-concern to the liquidation basis of accounting. The Managing General Partner has sold the remaining equipment during 1999.

  During 1999, the Partnership liquidated substantially all of its net assets and distributed the related proceeds to the partners in accordance with the Partnership Agreement. As of December 31, 1999, the Partnership retained assets equal to the estimated settlement value of all remaining liabilities. It is the intent of the general partner to liquidate the remaining receivables and settle all liabilities during 2000. Excess cash remaining after the settlement of liabilities, if any, will be distributed to the Partners in accordance with the Partnership Agreement.

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


Item 3.  Legal Proceedings

  The Partnership is not the subject of any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of the Limited Partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  There is no organized trading market for the purchase and sale of the Units and certain measures have been adopted and implemented to assure that no organized trading market will develop.

  As of June 1, 1999, the number of Class A Limited Partners was 3,461, representing 142,128 Units.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters , continued

  The Partnership made the following quarterly distributions to its Class A Limited Partners out of cash flows during 1999 and 1998:

Period From Which               Amount Of
Distributable Cash             Distribution
 Was Generated                   Per Unit        Record Date    Payment Date
------------------             ------------     -------------   ---------------
  Quarter ended
  June 30, 1999 (1)            $    17.14       June 1, 1999    August 20, 1999

  Quarter ended
  March 31, 1998               $     8.00       April 1, 1998   April 25, 1998

(1) Liquidation distribution

 Total distributions to all partners for 1999 and 1998 were declared as follows:

                                            1999           1998
                                            ----           ----

  Class A Limited Partners              $ 2,436,081     $1,137,024
  Class B Limited Partners                  395,727        197,959
  General Partners                          122,021         50,156
                                        -----------     ----------
                                        $ 2,953,829     $1,385,139
                                        ===========     ==========
Item 6. Selected Financial Data

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

                                         1999        1998         1997         1996         1995
                                      ----------  -----------  -----------  -----------  -----------

Total Revenues/ Income from
  liquidating activities(1)           $  461,786   $4,315,468  $10,632,297  $16,059,351  $16,382,650
Net Income/Change in Net Assets          415,415    1,315,762    2,072,522    4,258,032    3,957,086
Net Income per Class A Limited
  Partnership Unit(2)                                    7.70        12.50        27.80        22.14
Total Assets                                   -            -   28,944,212   41,098,131   53,302,011
Discounted Lease Rentals                       -      969,404    1,523,570    2,802,710    4,747,859
Net Assets in Liquidation /
  Partners' Equity                        94,603    2,633,017    3,044,144   26,186,611   34,113,196
Net Assets in Liquidation                 94,603    2,633,017            -            -            -
Distributions Declared to Partners     2,953,829    1,385,139   25,214,989   12,184,617   11,473,341

(1) Includes net gains on disposition of equipment of $96,933, $1,236,378, $461,994, $789,154 and $179,352 for the years ended December 31, 1999, 1998,
    1997, 1996 and 1995, respectively.
(2) Calculated based upon the weighted average number of units outstanding.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The Partnership has changed its basis of accounting from the going-concern to the liquidation basis as of December 31, 1998 in accordance with a plan of liquidation adopted by the General Partners effective December 31, 1998. The liquidation basis of accounting presents assets at the amounts expected to be realized in liquidation and liabilities at amounts expected to be paid to creditors. Amounts expected to be paid to creditors to finalize the liquidation were accrued at December 31, 1999, and are discussed in detail under general and administrative expenses in Item 7.

  The following discussion should be read in conjunction with the selected financial data and the consolidated financial statements of the Partnership and notes thereto.

Lquidity and Capital Resources

  Equipment acquisitions (including acquisition fees and expenses) since the commencement of operations have been as follows:

            Total       Purchased with Net    Contributed by the   Purchased Pursuant
         Acquisition     Proceeds from the     Class B Limited       to Reinvestment
            Cost       Sale of Class A Units       Partner               Program
        -------------  ---------------------  ------------------  ---------------------

1990     $ 45,278,316            $39,529,865          $5,470,464         $   277,987
1991       27,997,203             19,292,333           2,723,225           5,981,645
1992       15,780,483              3,039,218             449,161          12,292,104
1993       16,937,818                      -                   -          16,937,818
1994       11,388,058                      -                   -          11,388,058
1995       14,347,283                      -                   -          14,347,283
1996        8,740,536                      -                   -           8,740,536
1997            3,929                      -                   -               3,929(1)
1998                -                      -                   -                   -
1999                -                      -                   -                   -
         ------------            -----------          ----------         -----------
         $140,473,626            $61,861,416          $8,642,850         $69,969,360
         ============            ===========          ==========         ===========

(1)  Represents upgrade to an existing lease.

     From inception through December 31, 1999, the Partnership sold equipment with an original cost as follows:
                                         Original Cost Associated
         Year Ending                        with Equipment Sold
         December 31,                      or Disposed of (1)(2)
         ------------                    ------------------------

            1991                               $  1,074,780
            1992                                  3,928,788
            1993                                 14,916,752
            1994                                 13,247,784
            1995                                 20,352,539
            1996                                 12,500,250
            1997                                 48,987,055
            1998                                 22,546,942
            1999                                  2,918,736
                                               ------------
                                               $140,473,626
                                               ============

(1)  Includes investment in direct finance leases.
(2) See "Selected Financial Data", set forth elsewhere herein, for disclosure of related gains and losses.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources, continued

  The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term highly liquid investments. These investments are primarily short-term commercial paper issued by large domestic corporations. In the years ended December 31, 1999 and 1998, approximate distributions of net cash flows provided by operations declared and paid by the Partnership were $3 million and $1.4 million, respectively. Distributions declared was $25.2 million in the year ended December 31, 1997.

Year 2000 Issues

  The Partnership uses information systems provided by CAI and has no information system of its own. CAI completed all Year 2000 readiness work prior to December 31, 1999 and did not experience any significant problems. Additionally, the Partnership is not aware of any outside customer or vendor that experienced Year 2000 issues, that would have any effect on the Partnership's operations, liquidity, or financial condition. However, CAI and the Partnership has no means of ensuring that all customers, vendors and third-party services have conformed to Year 2000 standards. The effect of this risk is to the Partnership is determined to be minimal.

Equipment Sale

  The remaining equipment was sold in the second quarter of 1999 for a sales price of $1,401,287 and a gain of $96,933. In October 1997, the Partnership entered into an agreement with an unaffiliated third party to sell certain equipment subject to leases for an aggregate sale price of $15,338,420. The equipment, which included printers, transportation, industrial, communication, manufacturing and research equipment was originally acquired for purchase prices aggregating $29,855,031 and had an aggregate net book value of $16,323,645 at September 30, 1997. The equipment had generated aggregate rents of approximately $19,000,000 for the Partnership through the date of sale. The Partnership recorded a writedown of $1,000,000 at September 30, 1997 to reflect the difference between the sale price and the depreciated value of the equipment. The sale was consummated and the sales proceeds were received on October 30, 1997. Of the proceeds received, $156,476 was utilized to repay related non-recourse debt and the balance less any amount required for operations, was distributed to the partners in January 1998. The equipment sold represented approximately 57% of the Partnership's remaining equipment on a net book value basis at September 30, 1997, and approximately 70% of the September 1997 monthly rental billings.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Sale  of Prepaid Leases, continued

  As of December 31, 1999, the Partnership has sold all of its fixed assets. In January 1998, the Partnership distributed a substantial portion of the proceeds generated by the October 1997 equipment sale discussed above. A final distribution was made in August 1999 from proceeds of the sale of the remaining equipment.

The calculation of such distribution was the net of the reserve for current and contingent liabilities, if any, incidental to the liquidation.

Results of Operations

  The Partnership adopted a plan of liquidation effective December 31, 1998, and accordingly, is using the liquidation basis of accounting. The remaining equipment under operating lease was sold in the second quarter of 1999 for $1,401,287. A gain of $96,933 was realized on the sale. A portion of the proceeds from the sale was used to satisfy the remaining balance of the discounted lease rental since the lease had been financed with non-recourse debt. The balance of the proceeds were included in the calculation of cash available for the final liquidating distribution.

  The Partnership's income from liquidating activities during the twelve months ended December 31, 1999 was realized from a reclassification to income of a liability account for non-lease related cash received in prior periods, and from gains realized from the sale of equipment and interest income from cash equivalents.

  Interest expense for the twelve months ended December 31, 1999 is comprised of interest expense incurred in connection with the discounted leases. Interest expense associated with the remaining discounted lease rental decreased as principal was repaid. As discussed above in the second paragraph, the balance of the discounted lease rental was repaid to the lender as part of the sale of the Partnership's remaining equipment.

  General and administrative expenses for the twelve months ended December 31, 1999 consisted primarily of state tax fees and storage and transportation fees.

  The Partnership received rental payments for equipment subsequent to the sale of its equipment to a third party. The Partnership remits these rental payments to the new owners on a monthly basis. Included in accounts payable and accrued liabilities at December 31, 1999 are approximately $463,907 of rents payable to the new owners.

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

  As discussed above, the Partnership performs ongoing assessments of recorded equipment residual values based on actual sales of similar equipment and other evaluations of estimated future equipment values and provides for writedowns when the value of the equipment has been impaired on an other than temporary basis. Based upon management's assessments as noted above, the Partnership recorded writedowns totaling $566,670 in the 1998 Period. In the 1997 Period, the Partnership provided writedowns aggregating $1,000,000.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Inflation and Changing Prices

  Inflation has not had a material impact on the operations or financial condition of the Partnership from inception through December 31, 1999.

Risks and Uncertainties

  The Managing General Partner has sold the remaining equipment during 1999. Estimated liquidation expenses for the remaining life of the Partnership have been recorded in the accompanying financial statements for the period ended December 31, 1998. Management believes such accruals are adequate to cover such anticipated expenditures.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership was legally dissolved as of December 31, 1999 and all assets and liabilities were stated at anticipated liquidation value. Consequently, the Partnership has no market risk exposure.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

Item 8. Financial Statements and Supplementary Data

List of Financial Statements


                                                                          Page
                                                                          ----

Report of Independent Accountants                                          F-2

Statement of Net Assets in Liquidation - December 31, 1999 and 1998        F-3

Statement of Changes in Net Assets in Liquidation for the year ended
     December 31, 1999                                                     F-4

Statements of Operations for the years ended
     December 31, 1998 and 1997                                            F-5

Statement of Changes in Partners' Capital for the years
     ended December 31, 1999, 1998, and 1997                               F-6

Statements of Cash Flows for the years ended
     December 31, 1998 and 1997                                            F-7

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
PaineWebber Preferred Yield Fund, L.P.

     We have audited the accompanying statements of net assets in liquidation as of December 31, 1999 and December 31, 1998 of PaineWebber Preferred Yield Fund, L.P. and the related statements of changes in partners' capital and statement of changes in net assets in liquidation in for the year ended December 31, 1999.
In addition, we have audited the accompanying statements of operations, cash flows and changes in partners' capital for each of the two years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Partnership's General Partners. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaineWebber Preferred Yield Fund, L.P. in liquidation as of December 31, 1999 and as of December 31, 1998 and the results of its operations and its cash flows for each of the respective periods stated in the first paragraph, in conformity with accounting principles generally accepted in the United States of America.

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

                                    /s/PricewaterhouseCoopers LLP
                                    -----------------------------
                                    PricewaterhouseCoopers  LLP



New York, New York
April __, 2000

                    PAINEWEBBER PREFERRED YIELD FUND, L.P.
                 STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
                          DECEMBER 31, 1999 and 1998



                                    ASSETS

                                                          1999         1998
                                                       -----------  -----------
Cash and cash equivalents                               $1,277,247   $3,198,407
Rents and other receivables, net                           114,403      163,529
Equipment on operating leases, at liquidation value              -    1,567,365
                                                        ----------   ----------

  Total Assets                                          $1,391,650   $4,929,301
                                                        ==========   ==========
                           LIABILITIES AND NET ASSETS

LIABILITIES:
  Accounts payable and accrued liabilities              $  963,029   $  731,971
  Accrued liquidation expenses                             177,110      341,750
  Payables to affiliates                                   156,908      246,884
  Accrued interest payable                                       -        6,275
  Discounted lease rentals                                       -      969,404
                                                        ----------   ----------

     Total Liabilities                                   1,297,047    2,296,284
                                                        ----------   ----------

NET ASSETS IN LIQUIDATION:                                  94,603    2,633,017
                                                        ----------   ----------

     Total Liabilities and Net Assets in Liquidation    $1,391,650   $4,929,301
                                                        ==========   ==========



                  The accompanying notes are an integral part
                        of these financial statements.

                     PAINEWEBBER PREFERRED YIELD FUND, L.P.

               STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                      FOR THE YEAR ENDED DECEMBER 31, 1999


                                                     Twelve months ended
                                                          December 31,
                                                              1999
                                                     -------------------

Net assets in liquidation, beginning of year                 $ 2,633,017

Income from liquidating activities:
 Interest income                                                  87,919
 Gain on sale of equipment                                        96,933
 Other income                                                    276,934
                                                             -----------
                                                                 461,786
                                                             -----------

Expenses from liquidating activities:
 Interest                                                         39,514
 General and administrative                                        6,857
                                                             -----------
                                                                  46,371
                                                             -----------
Changes in net assets from liquidation activities                415,415

Distributions to General and Limited Partners                  2,953,829
                                                             -----------
Decrease in net assets in liquidation                         (2,538,409)
                                                             -----------

Net assets in liquidation, end of year                       $    94,603
                                                             ===========

Net assets in liquidation, per weighted average
 Class A unit (142,128)                                            $0.67
                                                             ===========

Net assets in liquidation allocated:
 To the General Partners                                           7,522
 To the Class A Limited Partners                                  80,715
 To the Class B Limited Partners                                   6,366
                                                             -----------
                                                             $    94,603
                                                             ===========

                    PAINEWEBBER PREFERRED YIELD FUND, L.P.
                           STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                              1998        1997
                                           ----------  -----------
REVENUE:
  Rentals from operating leases            $2,854,305  $ 9,378,829
  Direct finance lease income                  13,422      351,997
  Gain on sale of equipment                 1,236,378      461,994
  Interest income                             185,924      302,541
  Other income                                 25,439      136,936
                                           ----------  -----------
                                            4,315,468   10,632,297
                                           ----------  -----------
EXPENSES:
  Depreciation                              1,536,058    6,151,920
  Provision for losses on equipment           566,670    1,000,000
  Interest                                    500,730      809,618
  Management fees to general partners          90,097      234,851
  Disposition fees                                  -            -
  General and administrative                  306,151      363,386
                                           ----------  -----------
                                            2,999,706    8,559,775
                                           ----------  -----------
NET INCOME                                 $1,315,762  $ 2,072,522
                                           ==========  ===========

NET INCOME ALLOCATED:
  To the General Partners                  $   65,788  $    74,072
  To the Class A Limited Partners           1,093,727    1,776,214
  To the Class B Limited Partner              156,247      222,236
                                           ----------  -----------
                                           $1,315,762  $ 2,072,522
                                           ==========  ===========

NET INCOME PER WEIGHTED AVERAGE
  NUMBER OF UNITS OF CLASS A LIMITED
  PARTNER INTERESTS OUTSTANDING            $     7.70  $     12.50
                                           ==========  ===========

WEIGHTED AVERAGE NUMBER OF UNITS
  OF CLASS A LIMITED PARTNER INTERESTS
  OUTSTANDING                                 142,128      142,128
                                           ==========  ===========




                  The accompanying notes are an integral part
                        of these financial statements.

                    PAINEWEBBER PREFERRED YIELD FUND, L.P.
    STATEMENT OF CHANGES IN PARTNERS' CAPITAL AND NET ASSETS IN LIQUIDATION
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                Class A       Class B
                                                 General        Limited       Limited
                                                 Partners      Partners       Partner         Total
                                               ------------  -------------  ------------   ------------

Balance, December 31, 1996                      $ 1,216,120   $ 21,828,653   $ 3,141,838   $ 26,186,611
  Net income and comprehensive income                74,072      1,776,214       222,236      2,072,522
  Distributions declared                         (1,179,965)   (21,106,008)   (2,929,016)   (25,214,989)
                                               ------------  -------------  ------------   ------------
Balance, December 31, 1997                          110,227      2,498,859       435,058      3,044,144
  Net income and comprehensive income                65,788      1,093,727       156,247      1,315,762
  Distributions declared and paid
    to partners                                     (50,156)    (1,137,024)     (197,959)    (1,385,139)
                                               ------------  -------------  ------------   ------------
Net assets before accrued liquidation
  expenses                                          125,859      2,455,562       393,346      2,974,767
  Accrued liquidation expenses                      (17,087)      (284,080)      (40,583)      (341,750)
                                               ------------  -------------  ------------   ------------
Net assets in liquidation December 31, 1998         108,772      2,171,482       352,763      2,633,017
  Changes in net assets from liquidating
    activities                                       20,771        345,314        49,330        415,415
  Distributions declared and paid
    to partners                                    (122,021)    (2,436,081)     (395,727)    (2,953,829)
                                               ------------  -------------  ------------   ------------

Assets in liquidation December 31, 1999        $      7,522   $     80,715   $     6,366   $     94,603
                                               ============  =============  ============   ============



                  The accompanying notes are an integral part
                        of these financial statements.

                    PAINEWEBBER PREFERRED YIELD FUND, L.P.
                           STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                         1998           1997
                                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $  1,315,762   $  2,072,522
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
  Depreciation                                                          1,536,058      6,151,920
  Provision for losses on equipment                                       566,670      1,000,000
  Gain on sale of equipment                                            (1,236,378)      (461,994)
Change in assets and liabilities:
  Decrease (Increase) in rents and other receivables                         (567)       222,148
  Decrease in other assets                                                  9,688              -
  (Decrease) increase in accounts payable and accrued liabilities        (567,820)       928,851
  (Decrease) increase in payables to affiliates                           (16,707)      (509,744)
  Decrease in interest payable                                             (1,517)        (5,289)
  Decrease in deferred rental income and deposits                        (246,840)      (483,751)
  Decrease in prepaid rent                                             (6,072,331)    (1,731,189)
                                                                     ------------   ------------
  Net cash (used in) provided by operating activities                  (4,713,982)     7,183,474
                                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Recovery of investment in direct financing leases                        30,109      1,281,404
  Proceeds from sale of equipment including direct
     financing leases                                                   6,701,385     19,962,866
  Purchases of equipment on operating leases                                    -         (3,929)
                                                                     ------------   ------------
  Net cash provided by investing activities                             6,731,494     21,240,341
                                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of discounted lease rentals                                  (554,166)    (1,279,140)
  Cash distributions paid to partners                                 (17,871,291)   (10,417,774)
                                                                     ------------   ------------
  Net cash used in financing activities                               (18,425,457)   (11,696,914)
                                                                     ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                         (16,407,945)    16,726,901
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                                              19,606,352      2,879,451
                                                                     ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                             $  3,198,407   $ 19,606,352
                                                                     ============   ============

Supplemental schedule of cash flow information:
Interest paid                                                        $    502,247   $    814,907
                                                                     ============   ============

NON-CASH TRANSACTIONS
  Distribution to partners accrued but not paid                      $          -   $ 16,486,153
                                                                     ============   ============
  Equipment subject to operating leases converted to direct
     financing leases at renewal                                     $          -   $     87,769
                                                                     ============   ============
  Prepaid rent applied in equipment sales                            $  5,146,636   $    728,405
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

                    PAINEWEBBER PREFERRED YIELD FUND, L.P.
                         NOTES TO FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation
   ---------------------

   PaineWebber Preferred Yield Fund, L.P. (the "Partnership"), a Delaware limited Partnership, maintained its accounting records and prepared financial statements on the accrual basis of accounting. The General Partners approved a plan of liquidation in 1998 and commenced liquidation as of December 31, 1998. Accordingly, the Partnership has changed its basis of accounting from the going-concern to the liquidation basis effective December 31, 1998. The liquidation basis of accounting presents assets at the amounts expected to be realized in liquidation and liabilities at amounts expected to be paid to creditors. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates by management for the years prior to 1998 relate to the allowance for losses and estimated residual or salvage values. The liquidating value of assets and liabilities in liquidation are based upon management's best estimates of their liquidation value at December 31, 1999 and 1998. The Managing General Partner has sold the remaining equipment during 1999, therefore concluding the operations for the Partnership.

   Risks and Uncertainties
   -----------------------

   As discussed in Note 7, the Partnership has sold all of its fixed assets prior to December 31, 1999. No material net realizable value adjustments to accounts in the financial statements were deemed necessary after adoption of the liquidation basis of accounting by the General Partner.

   Cash and Cash Equivalents
   -------------------------

   The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term highly liquid investments. These investments are recorded at cost which approximates fair market value. For purposes of the statement of net assets in liquidation and the statements of cash flows, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

   Disposition of Equipment
   ------------------------

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

   Net Income Per Unit of Class A Limited Partner Interest
   -------------------------------------------------------

   The net assets in liquidation per weighted average Class A Unit and the net income per Unit of Class A Limited Partner Interest was computed by dividing the net income or net assets in liquidation allocated to the Class A Limited Partners by the weighted average number of Units of Class A Limited Partner Interest outstanding during the period.

   Accrued Liquidation Expenses
   ----------------------------

   Liquidation expenses are estimates comprised primarily of liabilities associated with sales and property tax audits, financial statement audit and tax return preparation for 1999, investor record maintenance, and expenses reimbursable to the General Partner.


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

   The Partnership commenced operations on June 22, 1990 and acquired a total of $140,473,626 of leased equipment over the life of the Partnership.

   During 1997 and 1998, the Partnership sold a substantial portion of its assets, and all remaining equipment was sold during 1999. A final distribution was declared to the partners in accordance with the liquidation provisions in the Partnership Agreement in June 1999. It is the intent of the General Partner to collect the remaining receivables and settle all liabilities during 2000. Excess cash remaining after settlement of liabilities, if any, will be distributed to the Partners in accordance with the Partnership Agreement. The Partnership was legally dissolved on December 31, 1999.

3. PARTNERSHIP ALLOCATIONS

   Cash Distributions

   Cash distributions, which are based upon the results of operations and cash generated from operations other than liquidating distributions, are distributed 5% to the General Partners and 95% to the Class A Limited Partners and the Class B Limited Partner (collectively, the "Limited Partners").

   In 1997, the Partnership sold a substantial portion of its portfolio, thereby triggering an event of dissolution as defined in the Partnership Agreement. As a result, the fourth quarter 1997, the first quarter 1998 and the third quarter 1999 distribution, and all future distributions, were based on the respective partners' capital accounts after all allocations of profits and losses, as provided for in the Partnership Agreement.

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

6.  EQUIPMENT ON OPERATING LEASES, NET

    The following schedule provides an analysis of the Partnership's investment in equipment on operating leases as of December 31, 1998:
                                                                      1998
                                                                      ----

    General equipment, at estimated liquidation value in 1998    $  1,567,365
                                                                 ============

    As discussed above, the Partnership has performed ongoing assessments of recorded equipment residual values based on actual sales of similar equipment and other evaluations of estimated future equipment values and provides for writedowns when the value of the equipment has been impaired on an other than temporary basis. Based upon managements assessments as noted above, the Partnership recorded writedowns totaling $566,670 in the 1998 Period. In the 1997 Period, the Partnership provided writedowns aggregating $1,000,000.

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

7.  DISCOUNTED LEASE RENTALS

    Discounted lease rentals outstanding at December 31, 1998 was $969,404. The remaining non-recourse obligation, which carried interest at 10.83%, was relieved with the sale of the final lease in the second quarter of 1999.

8.  TRANSACTIONS WITH AFFILIATES

    Acquisition Fee
    ---------------

    The Managing General Partner received a fee equal to (i) 2.25% of the purchase price of equipment purchased with gross offering proceeds from the sale of Units, and (ii) 3.0% of the purchase price of equipment purchased with reinvested Partnership income as compensation for evaluating, selecting, negotiating and consummating the acquisition of the equipment. There was no acquisition fee payable with respect to the equipment contributed by the Class B Limited Partner. No acquisition fees were earned during the years ended December 31, 1999, 1998 and 1997. Acquisition fees were capitalized in the cost of equipment and depreciated or amortized according to lease type.

   Management Fees to General Partners
   -----------------------------------

   The General Partners receive a quarterly fee in an amount equal to 2.0% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement, and 5.0% of gross rentals for other leases (payable 55% to the Managing General Partner and 45% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $90,097 and $234,851 were earned by the General Partners with regard to the rentals earned by the Partnership during 1998 and 1997, respectively.

   As part of a class action settlement, beginning January 1996, all fees and distributions paid to the Administrative General Partner and all future fees and distributions paid to the Administrative General Partner were assigned by an affiliate to an escrow account for the benefit of class members.

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

   Accountable General and Administrative Expenses
   -----------------------------------------------

   The General Partners are entitled to reimbursement of certain expenses, up to $25,000 per year, paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. The Managing General Partner, billed, for administrative services, $25,000 for the year ended December 31, 1998. However, upon the adoption of the plan of liquidation, administrative expenses were accrued at December 31, 1998 for the year ended December 31, 1999 in expectation of the expenses incurred in connection with the liquidation of the Partnership. No further reimbursements to the General Partner are expected.

9.   RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

     The following is a reconciliation of the net income as shown in the accompanying financial statements to the taxable income reported for federal income tax purposes:

                                                            1999         1998           1997
                                                         ---------    -----------   -----------
     Changes in net assets and
       net income per financial statements               $ 415,415    $ 1,315,762   $ 2,072,522
     Increase (decrease) resulting from:
       Depreciation                                       (109,895)        92,153      (491,034)
       Direct finance leases                                     -        (13,422)      929,406
       Provisions for losses on equipment                        -        566,670     1,000,000
       (Loss) gain on sale of equipment                    388,559     (1,759,946)    5,859,007
       Prepaid rent                                       (139,000)    (1,173,420)   (2,885,416)
       Liquidation expenses                                      -       (341,750)
       Other                                               263,005        137,347       (78,167)
                                                         ---------    -----------   -----------
     Taxable (loss) income per federal income tax
       return                                            $ 818,084    $(1,176,606)  $ 6,406,318
                                                         =========    ===========   ===========

     The following is a reconciliation of the amount of the Partnership's net equity as shown in the accompanying financial statements to the tax bases of the Partnership's net assets:

                                                         1999        1998           1997
                                                       --------  -------------  -------------

     Net assets per financial statements                $94,603   $ 2,633,017    $ 3,044,144
     Increase (decrease) resulting from:
       Commission and expenses paid in connection
       with the sale of Class A limited partner units         -     8,952,640      8,952,640
       Distributions payable to partners                      -             -     16,485,153
       Direct finance lease income and other                  -             -        119,165
       Deferred rental income and deposits                    -             -            153
       Writedowns                                             -             -        586,599
       Accumulated depreciation                               -      (541,674)    (5,029,304)
       Prepaid rent/payables                                  -       139,000      6,072,331
                                                        -------   -----------    -----------
     Tax bases of net assets                            $94,603   $11,182,983    $30,230,881
                                                        =======   ===========    ===========

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accountants or disagreements with accountants with respect to accounting or financial disclosure issues during 1999 or 1998.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

The Partnership has no officers and directors. The General Partners jointly manage and control the affairs of the Partnership and have general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the General Partners is as follows:

                        CAI Equipment Leasing II Corp.
                        ------------------------------

       Name                                         Positions Held
  --------------------                              ---------------

  John F. Olmstead                                  President and Director

  Richard H. Abernethy                              Vice President and Director

  Joe Bukofski                                      Vice President and Director

  Mick Myers                                        Director


John F. Olmstead, age 56, joined CAII as Vice President in December, 1988, is a Senior Vice President of CAI and CAII and is head of CAII's Public Equity division. He has served as Chairman of the Board for Neo-kam Industries, Inc., Matchless Metal Polish Company, Inc. and ACL, Inc. for more than 5 years. He has over 20 years of experience holding various positions of responsibility in the leasing industry. Mr. Olmstead holds a Bachelor of Science degree from Indiana University and a Juris Doctorate degree from Indiana Law School.

Richard H. Abernethy, age 46, joined CAII in April 1992 as Equipment Valuation Manager and currently serves as Vice President of Portfolio Management. Mr. Abernethy has fourteen years experience in the leasing industry, including prior positions with Barclays Leasing Inc., from November 1986 to February 1992, and Budd Leasing Corporation, from January 1981 to November 1986. Mr. Abernethy holds a Bachelor of Arts in Business Administration from the University of North Carolina at Charlotte.

Joseph F. Bukofski, age 44, joined CAII in June 1990 as a Financial Analyst.
Mr. Bukofski is currently the Vice President and Treasurer. Prior to becoming Treasurer, Mr. Bukofski was Assistant Vice President and Controller. Prior to joining the Company, he was a geologist with Barringer Geoservices, Inc. for eleven years. Mr. Bukofski holds a Bachelor of Science degree in Secondary Education - Earth Science from Bloomsburg University and a Masters of Science in Accounting from the University of Colorado.

Mick Myers, age 42, joined CAI in February 1992 as a Senior Portfolio Manager. Currently he is Assistant Vice President of Asset Management. Mr. Myers has nine years experience in the leasing industry. Previously, he has held the position of Senior End of Lease Negotiator with ELLCO/GE Capital. Mr. Myers holds a Bachelor of Science degree from the University of Wyoming.

                      General Equipment Management, Inc.
                      ----------------------------------

        Name                                       Positions Held
  --------------------              -------------------------------------------

  Stephen R. Dyer                   President and Director

  Carmine Fusco                     Vice President, Secretary, Treasurer, Chief
                                    Financial and Accounting Officer

  Clifford B. Wattley               Vice President, Assistant Secretary and
                                    Director


Stephen R. Dyer, age 40, is President and a Director of the Administrative General Partner. He joined PaineWebber Incorporated in June 1988 as a Divisional Vice President and is currently a Senior Vice President and Director of Private Investments. Prior to joining PaineWebber Incorporated, Mr. Dyer had been employed, since June 1987, as an Assistant Vice President in the Retail National Products Group of L.F. Rothschild & Co. Incorporated. Prior to joining L.F. Rothschild, he was employed, beginning in January 1985, as an Associate in the Real Estate Department of Thomson McKinnon Securities Inc. From July 1981 to August 1983, Mr. Dyer was on the audit staff of the accounting firm of Arthur Young & Company. He received his Bachelor of Science degree in Accounting in 1981 from Boston College and a Masters of Business Administration from Indiana University in December 1984. Mr. Dyer is a Certified Public Accountant.

Carmine Fusco, age 31, is Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of the Administrative General Partner, he also serves as an Assistant Vice President within the Private Investments Department of PaineWebber Incorporated. Mr. Fusco had previously been employed as a Financial Valuation Consultant in the Business Valuation Group of Deloitte & Touche, LLP from January 1997 to August 1998. He was employed as a Commodity Fund Analyst in the Managed Futures Department of Dean Witter Reynolds Incorporated, from October 1994 to November 1995. Prior to joining Dean Witter, Mr. Fusco was a Mutual Fund Accountant with the Bank of New York Company Incorporated. He received his Bachelor of Science degree in Accounting and Finance in May 1991 from Rider University and a Master of Business Administration from Seton Hall University in June 1996.

Clifford B. Wattley, age 50, is a Vice President, Assistant Secretary and a Director of the Administrative General Partner. Mr. Wattley is a Corporate Vice President with PaineWebber Incorporated, having joined the firm in 1986. He also was employed previously by Paine, Webber, Jackson & Curtis from 1979 to 1980. From 1986 to 1992, Mr. Wattley participated in PaineWebber's Principal Transactions Group. From 1992, Mr. Wattley has been a member of the Private Investment Department. He holds a Bachelor of Science degree in engineering from Columbia University and a Masters in Business Administration from Harvard University.


Item 11.  Executive Compensation

No compensation was paid by the Partnership to the officers and directors of the General Partners. See Item 13 of this Report, "Certain Relationships and Related Transactions", which is incorporated herein by reference, for a description of the compensation and fees paid to the General Partners and their affiliates by the Partnership during 1999.


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

    Administrative General Partner:

    General Equipment Management, Inc.
    1200 Harbor Boulevard, 5th Floor
    Weehawken, NJ 07087

    Class B Limited Partner:

    Capital Associates International, Inc.
    7175 W. Jefferson Avenue, Suite 4000
    Lakewood, CO 80235

(b) No directors or officers of the Managing General Partner, the Administrative General Partner or the Class B Limited Partner owned any Units as of March 1, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

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

Following is a summary of the amounts paid or payable to the General Partners and their affiliates during 1999.

Management Fees
---------------

The General Partners receive a quarterly fee in an amount equal to 2.0% of gross rentals for Full Payout Leases as defined and 5.0% of gross rentals for other leases (payable 55% to the Managing General Partner and 45% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $90,097 and $0 were earned by the General Partners with regard to the rentals earned by the Partnership during 1998 and 1999.

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

Accountable General and Administrative Expenses
-----------------------------------------------

The Managing General Partner is entitled to reimbursement of certain expenses, up to $25,000 per year, paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. The Managing General Partner billed $25,000 and $0for administrative services during 1998 and 1999. Upon the adoption of the plan of liquidation, administrative expenses were accrued at December 31, 1998 for 1999 in expectation of the expenses incurred in connection with the liquidation of the Partnership. No further reimbursements to the General Partner are expected.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  and (d) The following documents are filed as part of this Report:

       1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

(b) The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1999.

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

Date: March 31, 2000               PaineWebber Preferred Yield Fund, L.P.
                                   By:   General Equipment Management, Inc.
                                         Administrative General Partner

                                   By:   /s/Stephen R. Dyer
                                         ---------------------------------
                                         Stephen R. Dyer
                                         President and Director

                                   By:   General Equipment Management, Inc.
                                         Administrative General Partner

                                   By:   /s/Carmine Fusco
                                         ---------------------------------
                                         Carmine Fusco
                                         Vice President, Secretary, Treasurer,
                                         Chief Financial and Accounting Officer

                                   By:   CAI Equipment Leasing II Corp.
                                         Managing General Partner

                                   By:   /s/John F. Olmstead
                                         ---------------------------------
                                         John F. Olmstead
                                         President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 15, 1999.

Signature                                Title
---------                                -----

/s/John F. Olmstead                President and Director of CAI
--------------------------
Equipment Leasing II Corp.
John F. Olmstead


/s/Richard H. Abernethy            Vice President and Director of CAI
--------------------------         Equipment Leasing II Corp.
Richard H. Abernethy


/s/Stephen R. Dyer                 President and Director of General
--------------------------         Equipment Management, Inc.
Stephen R. Dyer


/s/Carmine Fusco                   Vice President, Secretary,
--------------------------         Treasurer, Chief Financial and
Carmine Fusco                      Accounting Officer


/s/Clifford B. Wattley             Vice President, Assistant
--------------------------         Secretary, and Director of General
Clifford B. Wattley                Equipment Management, Inc.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf, thereunto duly authorized.

Date: March 31, 2000                PaineWebber Preferred Yield Fund, L.P.
                                    By:   General Equipment Management, Inc.
                                          Administrative General Partner

                                    By:
                                          _______________________________
                                          Stephen R. Dyer
                                          President and Director

                                    By:
                                          _______________________________
                                          Carmine Fusco
                                          Vice President, Secretary, Treasurer,
                                          Chief Financial and Accounting Officer

                                    By:   CAI Equipment Leasing II Corp.
                                          Managing General Partner

                                    By:
                                          _______________________________
                                          John F. Olmstead
                                          President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 15, 1999.

Signature                                Title
---------                                -----

______________________              President and Director of CAI Equipment
John F. Olmstead                    Leasing II Corp.


______________________              Vice President and Director of CAI
Richard H. Abernethy                Equipment Leasing II Corp.


______________________              President and Director of General Equipment
Stephen R. Dyer                     Management, Inc.


______________________              Vice President, Secretary, Treasurer, Chief
Carmine Fusco                       Financial and Accounting Officer


______________________              Vice President, Assistant Secretary, and
Clifford B. Wattley                 Director of General Equipment Management,
                                    Inc.